Form 10-Q
period 2025-06-30
Blackstone Private Real Estate Credit & Income Fund
filed 2025-08-14
CIK 2049733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to __________
Commission File Number 814-01853
_____________________________________________________
Blackstone Private Real Estate Credit and Income Fund
(Exact name of Registrant as specified in its Charter)
_____________________________________________________

Delaware	33-6657275

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue, 24th Floor New York, New York	10154
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 588-6700
N/A
(Former name, former address and former fiscal year, if changed since last report)
________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐    No  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of July 31, 2025 was 9,985,068. Common Shares outstanding exclude August 1, 2025 subscriptions since the issuance price is not yet finalized at this time.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Blackstone Private Real Estate Credit and Income Fund (together, with its consolidated subsidiaries, the "Company," "BREC," "we," "us" or "our"), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as "anticipates" "expects," "intends," "plans," "will," "may," "continue," "believes," "seeks," "estimates," "would," "could," "should," "targets," "projects," "outlook," "potential," "predicts" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

• our future operating results;
• our business prospects and the performance of properties securing or underlying our investments;
• changes in political, economic or real estate market conditions, the inflation and interest rate environment or conditions affecting the financial and capital markets;
• our ability to raise sufficient capital to execute our investment strategy;
• our contractual arrangements and relationships with third parties;
• our current and expected financings and investments;
• the adequacy of our cash resources, financing sources and working capital;
• the timing and amount of cash flows, distributions and dividends, if any, from our investments;
• actual and potential conflicts of interest with Blackstone Real Estate Special Situations Advisors L.L.C. (the "Adviser") or any of its affiliates;
• the dependence of our future success on the general economy and its effect on our investments;
• our ability to qualify for and maintain our qualification as a regulated investment company ("RIC") under Subchapter M of the Code and as a business development company ("BDC");
• the timing, form and amount of any distributions;
• the impact of fluctuations in interest rates on our business;
• the valuation of our investments, particularly those having no liquid trading market;
• the impact of changes to generally accepted accounting principles;
• the impact of changes to tax legislation and, generally, our tax position;
• the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments; and
• the ability of the Adviser and its affiliates to attract and retain highly talented professionals.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled "Risk Factors" in Item 1A of our Registration Statement on Form 10 filed on July 11, 2025 as updated by the Company's periodic filings with the United States Securities and Exchange Commission (the "SEC"). These projections and forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Blackstone Private Real Estate Credit and Income Fund
Consolidated Statement of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

June 30, 2025
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost basis of $497,591)	$500,086
Total investments at fair value (cost basis of $497,591)	500,086
Cash and cash equivalents	6,028
Interest receivable from non-controlled/non-affiliated investments	2,223
Other assets	1,730
Total assets	$510,067
LIABILITIES
Secured debt, net	$273,410
Payables for investments purchased	11,004
Derivative liabilities at fair value	1,366
Distribution payable	1,195
Due to affiliates	909
Accrued expenses and other liabilities	362
Total liabilities	288,246
Commitments and contingencies (Note 10)
NET ASSETS
Common Shares, $0.01 par value (8,795,536 shares issued and outstanding)	88
Additional paid-in capital	220,415
Distributable earnings	1,318
Total net assets	221,821
Total liabilities and net assets	$510,067

NET ASSET VALUE PER SHARE	June 30, 2025
Net assets	$221,821
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	8,795,536
Net asset value per share	$25.22
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Real Estate Credit and Income Fund
Consolidated Statement of Operations
(in thousands)
(Unaudited)

For the period from May 1, 2025 (Commencement of operations) to June 30, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$2,152
Total investment income	2,152
Expenses:
Interest expense	508
Other general & administrative	2,063
Organizational costs	1,615
Amortization of continuous offering costs	105
Total expenses	4,291
Expense Support	(3,715)
Net expenses	576
Net investment income	1,576
Realized and unrealized gain (loss):
Unrealized gain (loss):
Non-controlled/non-affiliated investments	2,516
Derivative instruments	(1,366)
Net unrealized gain	1,150
Realized gain (loss):
Non-controlled/non-affiliated investments	1
Derivative instruments	47
Realized gain	48
Net realized and unrealized gain	1,198
Net increase in net assets resulting from operations	$2,774
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Real Estate Credit and Income Fund
Consolidated Statement of Changes in Net Assets
(in thousands)
(Unaudited)

For the period from May 1, 2025 (Commencement of operations) to June 30, 2025
Operations:
Net investment income	$1,576
Net unrealized gain	1,150
Realized gain	48
Net increase in net assets resulting from operations	2,774
Distributions to common shareholders:
Net decrease in net assets resulting from distributions	1,456
Share transactions:
Proceeds from shares sold	220,503
Repurchased shares	-
Net increase from share transactions	220,503
Total increase in net assets	221,821
Net assets, beginning of period	-
Net assets, end of period	$221,821
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Real Estate Credit and Income Fund
Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

For the period from May 1, 2025 (Commencement of operations) to June 30, 2025
Cash flows from operating activities:
Net increase in net assets resulting from operations	$2,774
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net unrealized gain on investments	(2,516)
Net unrealized loss on derivative instruments	1,366
Net accretion of discount and amortization of premium on investments	(49)
Amortization of deferred financing costs	18
Amortization of offering costs	105
Principal fundings of investments in loans	(339,471)
Origination and other fees received on investments in loans	1,004
Purchases of investments in debt securities	(159,322)
Proceeds from repayments of investments in debt securities	192
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(2,223)
Other assets	(1,144)
Due to affiliates	(786)
Payables for investments purchased	11,025
Accrued expenses and other liabilities	361
Net cash used in operating activities	(488,666)
Cash flows from financing activities:
Borrowings of secured debt	344,833
Repayments of secured debt	(70,382)
Proceeds from issuance of common shares	220,503
Distributions paid in cash	(260)
Net cash provided by financing activities	494,694
Net increase in cash and cash equivalents	6,028
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$6,028

Supplemental information and non-cash activities:
Interest paid during the period	$212
Loan principal payments held by servicer, net	$56
Distribution payable	$1,195
Accrued but unpaid deferred financing costs	$1,059
Accrued but unpaid deferred issuance costs	$635
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments	Reference Rate and Spread	Floor	Interest Rate(1)	Acquisition Date/ Origination Date	Maturity Date(2)	Outstanding Principal Balance	Cost Basis	Unfunded Commitment	Fair Value	% of Net Assets
Investments — non-controlled/non-affiliated(3)
Investments in loans(4)
Senior loans
The Journal Phase 1(5)	SOFR + 2.9%	3.30%	7.22%	6/30/2025	7/9/2030	$52,590	$52,062	$7,410	$52,590	23.7%
1100 Peachtree(5)	SOFR + 3.7%	3.00%	7.96%	5/27/2025	6/9/2030	33,625	33,284	7,750	33,625	15.2
1305 West 7th street loan(5)			4.49%	6/18/2025	6/24/2029	25,861	24,236	2,500	24,712	11.1
4700-4738 Cherry Hill Road(5)			4.10%	6/18/2025	7/1/2032	26,500	23,517	-	23,540	10.6
6905-6955 Oakland Mills Road(5)	SOFR + 1.8%		6.23%	6/18/2025	12/20/2029	18,764	18,136	-	18,182	8.2
4900 Nicholson Court(5)			5.30%	6/18/2025	10/31/2027	18,100	17,617	-	17,735	8.0
Lot 600 Fingerboard Road(5)	PRIME + 0.5%		8.00%	6/18/2025	10/12/2032	15,000	15,006	-	15,000	6.8
44540 Atwater Drive(5)			4.95%	6/18/2025	7/28/2027	13,870	13,433	2,330	13,519	6.1
43490 Yukon Drive(5)			7.00%	6/18/2025	6/1/2027	11,548	11,556	-	11,548	5.2
3-26 Kent Towne Market(5)			4.75%	6/18/2025	7/15/2032	11,380	10,475	-	10,540	4.8
528-556 First Colonial Road(5)			3.99%	6/18/2025	4/13/2027	10,140	9,684	-	9,706	4.4
5009 Westone Plaza Drive(5)			6.57%	6/18/2025	6/30/2026	6,631	6,593	-	6,597	3.0
6420 Coventary Way(5)			3.55%	6/18/2025	10/5/2030	7,212	6,454	-	6,504	2.9
6420 Coventary Way 2(5)			4.40%	6/18/2025	10/5/2030	5,665	5,267	-	5,306	2.4
8520 Rainswood Drive(5)			6.00%	6/18/2025	6/1/2027	4,970	4,936	705	4,944	2.2
18200-18250 Flower Hill Way(5)			4.99%	6/18/2025	12/27/2033	4,329	4,335	-	4,410	2.0
1101-1125 Nelson Street(5)			5.25%	6/18/2025	10/17/2029	3,447	3,301	-	3,303	1.5
52 Souder Road(5)			6.99%	6/18/2025	3/20/2030	2,926	2,928	-	2,926	1.3
1710 17th Street NE(5)	SOFR + 2.5%		6.93%	6/18/2025	11/2/2030	2,911	2,880	-	2,886	1.3
1519 Wisconsin Avenue NW(5)			4.15%	6/18/2025	5/20/2032	3,224	2,881	-	2,845	1.3
						$278,693	$268,581	$20,695	$270,418	121.9%
Mezzanine loans
Eagle & West	SOFR + 5.5%		9.76%	6/11/2025	6/9/2030	$40,000	$40,000	$-	$40,000	18.0%
Puck Building			10.00%	5/20/2025	10/1/2034	15,000	14,926	9,375	15,000	6.8
ECI Multifamily Portfolio
ECI Mezzanine fixed rate loan			8.26%	5/9/2025	6/9/2030	12,000	11,979	-	12,000	5.4
ECI Mezzanine variable rate loan	SOFR + 4.5%	3.00%	8.77%	5/9/2025	6/9/2030	3,000	2,974	-	3,000	1.4
						$70,000	$69,879	$9,375	$70,000	31.6%

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments	Reference Rate and Spread	Floor	Interest Rate(1)	Acquisition Date/ Origination Date	Maturity Date(2)	Outstanding Principal Balance	Cost Basis	Unfunded Commitment	Fair Value	% of Net Assets
Investments in debt securities
CMBS
RFR 2025-SGRM E(5)			7.50%	6/5/2025	3/11/2041	$13,429	$13,517	$-	$13,633	6.2%
CSTL 2024-GATE E(5)			7.20%	6/5/2025	11/10/2041	10,000	10,073	-	10,155	4.6
ICNQ 2024-MF E(5)			6.60%	6/5/2025	12/10/2034	9,900	9,737	-	9,840	4.4
TAURS 2025-UK3A E(6)	SONIA + 3.8%	0.00%	8.00%	6/26/2025	7/20/2035	9,720	9,741	-	9,720	4.4
BX 2021-ARIA E(5)	SOFR + 2.4%	2.20%	6.70%	6/12/2025	10/15/2036	8,900	8,860	-	8,870	4.0
BX 2021-ARIA F(5)	SOFR + 2.7%	2.60%	7.00%	5/1/2025	10/15/2036	6,395	6,303	-	6,367	2.9
ORL 2024-GLKS E	SOFR + 3.2%	3.20%	7.50%	6/24/2025	12/15/2039	6,000	5,989	-	5,986	2.7
BX 2021-VOLT F(5)	SOFR + 2.5%	2.40%	6.80%	6/12/2025	9/15/2036	5,982	5,957	-	5,957	2.7
MHC 2021-MHC G(5)	SOFR + 3.3%	3.20%	7.60%	5/15/2025	4/15/2038	5,600	5,600	-	5,595	2.5
BX 2021-ARIA G	SOFR + 3.3%	3.10%	7.60%	6/26/2025	10/15/2036	5,500	5,479	-	5,461	2.5
FS 2023-4SZN D(5)			9.40%	6/3/2025	11/10/2039	5,243	5,422	-	5,441	2.5
SHR 2024-LXRY D	SOFR + 3.6%	3.60%	7.90%	6/18/2025	10/15/2041	5,110	5,123	-	5,115	2.3
HLTN 2024-DPLO D(5)	SOFR + 3.3%	3.30%	7.70%	6/9/2025	6/15/2041	5,000	4,984	-	4,993	2.3
ARZ 2024-BILT F(5)			8.30%	6/12/2025	6/11/2029	4,770	4,917	-	4,951	2.2
COMM 2015-LC21 B(5)			4.50%	6/11/2025	7/10/2048	4,684	4,605	-	4,650	2.1
BX 2022-AHP D(5)	SOFR + 2.4%	2.40%	6.80%	5/12/2025	1/17/2039	4,542	4,493	-	4,522	2.0
SREIT 2021-MFP2 F(5)	SOFR + 2.7%	2.60%	7.00%	6/4/2025	11/15/2036	4,401	4,402	-	4,403	2.0
INV 2024-IND D(5)	SOFR + 3.1%	3.10%	7.40%	6/12/2025	11/15/2041	4,400	4,395	-	4,395	2.0
BX 2021-VOLT E(5)	SOFR + 2.1%	2.00%	6.40%	6/16/2025	9/15/2036	3,989	3,971	-	3,971	1.8
ELP 2021-ELP G(5)	SOFR + 3.2%	3.10%	7.50%	6/11/2025	11/15/2038	2,497	2,481	-	2,495	1.1
MHP 2021-STOR G(5)	SOFR + 2.9%	2.80%	7.20%	5/20/2025	7/15/2038	2,250	2,250	-	2,249	1.0
HLTN 2024-DPLO C	SOFR + 2.5%	2.50%	6.90%	6/24/2025	6/15/2041	2,076	2,071	-	2,075	0.9
BLP 2024-IND2 E(5)	SOFR + 3.7%	3.70%	8.00%	5/20/2025	3/15/2041	1,907	1,907	-	1,908	0.9
BX 2022-AHP E(5)	SOFR + 3.0%	3.00%	7.40%	5/13/2025	1/17/2039	1,863	1,838	-	1,844	0.8
SREIT 2021-IND G(5)	SOFR + 3.4%	3.30%	7.70%	5/7/2025	10/15/2038	1,729	1,713	-	1,711	0.8
GSMS 2021-STAR G(5)	SOFR + 3.3%	3.20%	7.60%	6/4/2025	12/15/2036	1,493	1,472	-	1,468	0.7
COMM 2015-CR25 C(5)			4.70%	6/10/2025	8/10/2048	1,500	1,461	-	1,466	0.7
SHR 2024-LXRY E	SOFR + 4.5%	4.50%	8.80%	6/25/2025	10/15/2041	1,221	1,223	-	1,223	0.6

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments	Reference Rate and Spread	Floor	Interest Rate(1)	Acquisition Date/ Origination Date	Maturity Date(2)	Outstanding Principal Balance	Cost Basis	Unfunded Commitment	Fair Value	% of Net Assets
Investments in debt securities (continued)
CMBS (continued)
ARES1 2025-IND3 E(5)	SOFR + 3.6%	3.60%	7.90%	6/11/2025	4/15/2042	1,000	999	-	998	0.5
LBA 2024-BOLT E	SOFR + 3.7%	3.70%	8.00%	6/27/2025	6/15/2039	500	500	-	500	0.2
EQUS 2021-EQAZ E(5)	SOFR + 2.6%	2.30%	6.90%	6/10/2025	10/15/2038	500	497	-	499	0.2
BX 2021-LBA GJV	SOFR + 3.1%	3.00%	7.40%	5/1/2025	2/15/2036	287	281	-	283	0.1
ELP 2021-ELP J	SOFR + 3.7%	3.60%	8.00%	5/1/2025	11/15/2038	142	140	-	142	0.1
						$142,530	$142,401	$-	$142,886	64.4%
RMBS(6)
PRKCM 2023-AFC2 B2(5)			8.10%	6/11/2025	6/25/2058	$4,786	$4,786	$-	$4,791	2.2%
COLT 2025-6 B1(5)			7.20%	6/13/2025	8/25/2070	3,500	3,501	-	3,528	1.6
RCKT 2024-CES2 B2			9.90%	6/17/2025	4/25/2044	1,922	1,983	-	1,996	0.9
PRKCM 2023-AFC3 B2(5)			7.80%	6/11/2025	9/25/2058	1,250	1,249	-	1,249	0.6
HOMES 2024-AFC1 B1			6.90%	6/24/2025	8/25/2059	620	608	-	604	0.3
						$12,078	$12,127	$-	$12,168	5.5%
CLOs
MF1 2022-FL9 C(5)	SOFR + 3.7%	3.70%	8.00%	5/1/2025	6/19/2037	$2,878	$2,878	$-	$2,883	1.3%
MF1 2022-FL8 C(6)	SOFR + 2.2%	2.20%	6.50%	6/24/2025	2/19/2037	448	440	-	441	0.2
						$3,326	$3,318	$-	$3,324	1.5%
Term Loans
BAYCLU TLB 1L 06/27/2031	SOFR + 3.8%	0.5%	8.04%	6/4/2025	6/30/2031	$1,287	$1,285	$-	$1,290	0.6%
						$1,287	$1,285	$-	$1,290	0.6%

Total investments - non-controlled/non-affiliated						$507,914	$497,591	$30,070	$500,086	225.4%
Total investments						$507,914	$497,591	$30,070	$500,086	225.4%
Cash and cash equivalents						6,028	6,028	-	6,028	2.7%
Total investments, cash and cash equivalents						$513,942	$503,619	$30,070	$506,114	228.1%

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)
(1)For variable rate investments, which bear interest at a rate that is determined by reference to a benchmark index rate, primarily Secured Overnight Financing Rate ("SOFR"), the interest rate includes SOFR and other index rates, as applicable, as of June 30, 2025. In certain cases, the interest rate is reflective of interest rate floors.
(2)Maturity date is based on the fully extended maturity date of the instrument for investments in loans or rated final distribution date for investments in debt securities; however investments may be repaid before such date.
(3)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is generally deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is generally deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company's outstanding voting securities. As of June 30, 2025, the Company did not own more than 5% of a portfolio company's outstanding voting securities.
(4)Investments in loans were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser, as the Valuation Designee (refer to Note 2 and Note 8), pursuant to the Company's valuation policy.
(5)All or a portion of the Company's investment has been pledged as collateral under the Company's secured debt agreements.
(6)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2025, non-qualifying assets represented 4.4% of total assets as calculated in accordance with regulatory requirements.
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
1. ORGANIZATION
Blackstone Private Real Estate Credit and Income Fund ("BREC" or the "Company") is a Delaware statutory trust formed on October 14, 2024. The Company was formed to originate, acquire, finance and manage a portfolio consisting of a broad range of real estate-related investments in or relating to private and public debt, equity or other interests on a global basis, with a primary focus in the U.S. The Company may invest in, or originate, real estate-related debt and equity securities, including senior loans, mezzanine loans, subordinated debt, mortgage-backed securities ("MBS"), B-Notes, and collateralized loan obligations ("CLOs"). The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company is externally managed by Blackstone Real Estate Special Situations Advisors L.L.C. (the "Adviser"), a subsidiary of Blackstone Inc. ("Blackstone"), and intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). The three months ended June 30, 2025 represent the period from May 1, 2025 (commencement of operations) to June 30, 2025.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the requirements for reporting on Form 10-Q and Article 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with GAAP are omitted.
As an investment company, the Company applies the accounting and reporting guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946, Financial Services—Investment Companies ("ASC 946").
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may ultimately differ materially from those estimates.
Consolidation
As provided under ASC 946, the Company will not consolidate its subsidiaries other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. All intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, it deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company has not experienced, and does not expect, any losses on its cash or cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Investments
Investment transactions are recorded on a trade date basis.

Realized gains or losses are measured as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized. Such gains and losses include investments charged-off during the period, net of recoveries, and are recorded within net realized gain (loss) on the consolidated statement of operations.

The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period, and is recorded within net unrealized gain (loss) on the consolidated statement of operations.
Valuation of Investments
The Company is required to report its investments at fair value, including those for which current market values are not readily available.

In accordance with Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the "Valuation Designee" to perform fair value determinations related to the Company's investments, subject to the Board's oversight. Any investments and other assets for which current market quotations are not readily available are valued at fair value as determined in good faith by the Valuation Designee pursuant to the Company's valuation procedures established by, and under the general supervision and responsibility of, the Board.

The Company values its investments in accordance with FASB ASC Topic 820, Fair Value Measurement ("ASC 820"), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date, and Rule 2a-5 under the 1940 Act. Under ASC 820, fair value is based on observable market prices or parameters or derived from such prices or parameters when such quotations are readily available. A market quotation is "readily available" only when it is a quoted price (unadjusted) in active markets for identical instruments that a market participant can access at the measurement date, provided that such a quotation is not considered to be readily available if it is not reliable.

Where prices or inputs are not available or, in the judgment of the Valuation Designee, determined to be not reliable, valuation techniques based on the facts and circumstances of the particular investment will be utilized. These valuation approaches involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity. In the absence of observable, reliable market prices, the Company values its investments using various valuation methodologies applied on a consistent basis.

ASC 820 prioritizes the use of observable market prices and prices derived from observable inputs. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these investments. The three levels of the fair value hierarchy are as follows:
•Level 1: Inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The types of financial instruments in this category include unrestricted securities, including equities and derivatives, listed in active markets.
•Level 2: Inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The types of financial instruments in this category include less liquid and restricted securities listed in active markets, securities traded in other-than-active markets, government and agency securities and certain over-the-counter derivatives where the fair value is based on observable inputs.
•Level 3: Inputs to the valuation methodology are unobservable and significant to overall fair value measurement. These inputs require significant judgment or estimation by the Company and/or third parties when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfer occurs.

The Company evaluates the source of the inputs, including any markets in which its investments are trading, or any markets in which investments with similar attributes are trading, in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services, the Company subjects those prices to certain criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investments may fluctuate from period to period, and these differences could be material. Additionally, the fair value of the Company's investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments may be generally less liquid than publicly traded securities. If the Company was required to liquidate an investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it, and such differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

Market quotations may be obtained from third-party pricing service providers or, if not available from third-party pricing service providers, broker-dealers, for certain of the Company's investments. Securities that are traded publicly on an exchange or other public market (e.g., stocks, exchange-traded derivatives and securities convertible into publicly traded securities, such as warrants) will be valued at the closing price of such security in the principal market in which such security trades.

Certain investments, such as mortgages, mezzanine loans, preferred equity or private company investments, are unlikely to have market quotations. For such investments, the Valuation Designee will initially determine if there is adequate collateral real estate value supporting such investments and whether the investment’s yield approximates market yield. If the market yield is estimated to approximate the investment's yield, then such investment is generally valued at its par value. If the market yield is not estimated to approximate the investment's yield, the Valuation Designee will project the expected cash flows of the investment based on its contractual terms and discount such cash flows back to the valuation date based on an estimated market yield.

Market yield is estimated as of each valuation date based on a variety of inputs regarding the collateral asset(s) performance, local/macro real estate performance, and capital market conditions, in each case as determined in good faith by the Valuation Designee. These factors may include, but are not limited to: purchase price/par value of such investments; debt yield, capitalization rates, loan-to-value ratio, and replacement cost of the collateral asset(s); borrower financial condition, reputation, and indications of intent (e.g., pending repayments, extensions, defaults, etc.); and known transactions or other price discovery for comparable debt investments.

In the absence of collateral real estate value supporting such investments, the Valuation Designee will consider the residual value to its investments, following repayment of any senior debt or other obligations of the collateral asset(s).
Receivables/Payables from Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for closed transactions that have not settled at the reporting date.
Secured Debt, Net
The Company records investments financed with secured debt as separate assets and the related borrowings under any secured debt are recorded as separate liabilities on the Company's consolidated statement of assets and liabilities. Interest income earned on the investments and interest expense incurred on the secured debt are reported separately on the Company's consolidated statement of operations.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Deferred Financing Costs
The deferred financing costs that are included as a reduction to the net book value of the related liability on the Company's consolidated statement of assets and liabilities include issuance and other costs related to the Company's debt obligations. These costs are amortized as interest expense using the effective interest method, or a method that approximates the effective interest method, over the life of the related obligations.
Derivative Instruments
The Company reports its derivative financial instruments as a component of derivative assets at fair value or derivative liabilities at fair value on its consolidated statement of assets and liabilities.
From time to time, the Company may enter into interest rate swaps or other derivative transactions to mitigate interest rate risk associated with the Company's fixed rate assets or liabilities. Changes in fair value of interest rate swaps entered into by the Company and not designated as hedging instruments are presented in net realized gains (losses) and net unrealized gains (losses) in the consolidated statement of operations. Periodic settlements of interest rate swaps entered into by the Company and not designated as hedging instruments are presented in net realized gains (losses) in the consolidated statement of operations.
Proceeds or payments from premiums and periodic settlements of derivative instruments are classified in the same section of the Company's consolidated statement of cash flows as the underlying hedged item.
Distributions
Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Company's performance, financial condition, maintenance of the Company's tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of fees and discounts and amortizations of premiums and deferred expenses. Discounts from and premiums to par value of debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method, or a method that approximates the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized loan origination fees or discounts are recorded as interest income in the current period.
PIK Income
The Company may have loans in its portfolio that contain payment-in-kind ("PIK") provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company's consolidated statement of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Any non-cash PIK income will be included in the Company's investment company taxable income for the year of the accrual, even though the Company has not yet collected cash, and such income may be required to be paid out to shareholders in the form of dividends to satisfy the Company's annual distribution requirement for tax treatment as a RIC.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Non-Accrual Income
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any unamortized fees, premiums, or discounts are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company's judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in the Company's judgment, are likely to remain current. The Company may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.
Fee Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication, or other fees. Such fees are recognized as income when earned or the services are rendered.
Organization Expenses and Offering Expenses
Costs associated with the organization of the Company are expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.
Costs associated with the offering of common shares of beneficial interest of the Company ("Common Shares") are capitalized as deferred offering costs in the consolidated statement of assets and liabilities and amortized over a twelve-month period from the date of incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company's private offering.
Income Taxes
The Company has elected to be regulated as a BDC under the 1940 Act. The Company intends to elect to be treated as a RIC under Subchapter M of the Code. So long as the Company maintains its tax status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company's investors and would not be reflected in the financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are "more-likely-than-not" to be sustained by the applicable tax authority. Tax positions not deemed to meet the "more-likely-than-not" threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof.
To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its "investment company taxable income" for that year (determined without regard to the deduction for dividends paid), which is generally its net ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income, if any.

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (iii) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.
Segment Reporting
The Company operates as a single reportable segment and, as a result, the Company's segment accounting policies are consistent with those described herein. The Company has neither intra-segment sales nor transfers of assets. See "Note 11. Segment Reporting" for further information.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03 "Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03 requires disclosures in the notes to the financial statements on specified information about certain costs and expenses for each interim and annual reporting period. ASU 2024-03 is effective on either a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, and early adoption is permitted. The Company has not early adopted ASU 2024-03 and does not expect the adoption of ASU 2024-03 to have a material impact on the Company's consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," ("ASU 2023-09"). ASU 2023-09 requires additional disaggregated disclosures on the entity's effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.
3. INVESTMENTS
The following table details the composition of the Company's investment portfolio as of June 30, 2025 ($ in thousands):

	June 30, 2025
Type	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Outstanding Principal Balance	Fair Value
Investments in loans
Senior loans	20	6.0%	2/7/2030	$278,693	$270,418
Mezzanine loans	3	9.5%	5/12/2031	70,000	70,000
Subtotal	23	6.7%	5/12/2030	348,693	340,418
Investments in debt securities
CMBS	33	7.3%	10/28/2038	142,530	142,886
RMBS	5	8.0%	10/8/2059	12,078	12,168
CLO	2	7.8%	6/3/2037	3,326	3,324
Term loans	1	8.0%	6/30/2031	1,287	1,290
Subtotal	41	7.4%	5/1/2040	159,221	159,668
Total investments	64	6.9%	7/18/2033	$507,914	$500,086
(1)For variable rate investments, which bear interest at a rate that is determined by reference to a benchmark index rate, primarily Secured Overnight Financing Rate ("SOFR"), the interest rate includes SOFR and other index rates, as applicable, as of June 30, 2025. In certain cases, the interest rate is reflective of interest rate floors.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument for investments in loans or rated final distribution date for investments in debt securities; however, investments may be repaid before such date.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table details the property type composition of the Company's investments ($ in thousands):

	June 30, 2025
Property type	Number of positions	Cost Basis	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Investments in Loans
Retail	14	$147,054	$147,819	29%	67%
Residential	3	107,015	107,590	21%	49%
Office	2	45,524	45,925	9%	21%
Self-Storage	2	31,049	31,254	6%	13%
Industrial	2	7,817	7,830	2%	3%
Subtotal	23	338,459	340,418	67%	153%
Investments in Debt Securities
Residential	14	53,414	53,672	11%	24%
Hotel	12	52,610	52,734	11%	24%
Industrial	11	22,418	22,436	4%	10%
Office	1	15,151	15,281	3%	7%
Retail	1	2,651	2,671	1%	1%
Self-Storage	1	2,257	2,256	-%	-%
Other	1	10,631	10,618	3%	6%
Subtotal	41	159,132	159,668	33%	72%
Total investments	64	$497,591	$500,086	100%	225%
The following table details the geographic composition of the Company's investments ($ in thousands):

	June 30, 2025
Geography	Number of positions	Cost Basis	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Investments in Loans
United States
Northeast	17	$248,956	$250,424	49%	112%
Sunbelt	6	89,503	89,994	18%	41%
Subtotal	23	338,459	340,418	67%	153%
Investments in Debt Securities
United States
Sunbelt	26	102,441	102,763	21%	46%
Northeast	4	19,353	19,484	4%	9%
Midwest	4	15,441	15,522	3%	7%
Other	6	12,156	12,179	3%	5%
International	1	9,741	9,720	2%	5%
Subtotal	41	159,132	159,668	33%	72%
Total investments	64	$497,591	$500,086	100%	225%

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table details the credit ratings of the Company's investments at cost and fair value ($ in thousands):

	June 30, 2025
Credit Rating	Number of positions	Cost Basis	Fair Value	Percentage Based on Fair Value	Fair Value as % of Net Assets
Investments in Loans
Not rated	23	$338,459	$340,418	67%	153%
Subtotal	23	338,459	340,418	67%	153%
Investments in Debt Securities
AA-	1	4,605	4,650	1%	2%
A	1	440	441	-%	-%
A-	5	19,242	19,265	4%	9%
BBB	1	497	499	-%	-%
BBB-	9	43,889	43,999	10%	20%
BB+	1	1,907	1,908	-%	1%
BB	4	19,663	19,748	4%	8%
BB-	9	47,633	47,885	10%	21%
B+	1	5,600	5,595	1%	3%
B	3	7,319	7,329	1%	3%
B-	4	6,484	6,496	1%	3%
Not rated	2	1,853	1,853	1%	2%
Subtotal	41	159,132	159,668	33%	72%
Total investments	64	$497,591	$500,086	100%	225%
4. BORROWINGS
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On April 1, 2025, the Company's sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of June 30, 2025, the Company's asset coverage was 181%.
As of June 30, 2025, the Company was in compliance with all covenants and other requirements of its outstanding credit agreements.
Secured Debt
The Company has entered into master repurchase agreements secured by its investment in loans and debt securities. The following table details the Company's secured debt as of June 30, 2025 ($ in thousands):

June 30, 2025
Secured financings	$274,451
Deferred financing costs(1)	(1,041)
Net book value of secured debt	$273,410
(1)Costs incurred in connection with the Company's secured debt are recorded on the Company's consolidated statement of assets and liabilities when incurred and recognized as a component of interest expense over the life of each related facility.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table details the Company's secured debt agreements as of June 30, 2025 ($ in thousands):

	June 30, 2025
	Borrowings				Collateral Pledged
Collateral Type	Weighted Average Origination Date	Weighted Average Rate	Borrowings	Weighted Average Maturity(1)	Number of Positions Pledged	Collateral(2)	Weighted Average Maturity(3)
Investments in Loans
Morgan Stanley Bank, N.A.	6/18/2025	5.7%	$138,708	2/17/2029	18	$184,203	2/27/2029
Barclays Bank PLC	6/16/2025	5.9%	47,418	6/27/2030	2	86,215	6/27/2030
Subtotal	6/17/2025	5.8%	186,126	6/23/2029	20	270,418	7/27/2029
Investments in Debt Securities
Société Generale	6/30/2025	5.5%	45,822	6/26/2026	14	66,473	5/5/2041
Canadian Imperial Bank of Commerce	6/16/2025	5.3%	25,993	6/15/2026	9	34,256	10/14/2040
Royal Bank of Canada	6/12/2025	5.5%	16,510	6/6/2026	5	24,105	1/26/2039
Subtotal	6/22/2025	5.5%	88,325	6/19/2026	28	124,834	10/1/2040
Total	6/19/2025	5.7%	$274,451	7/4/2028	48	$395,252	1/7/2033
(1)For investments in loans, the weighted-average maturity of borrowings outstanding is generally calculated based on the maximum maturity date of the collateral pledged, assuming all extension options are exercised by the borrower. In certain instances, the maturity date of the respective secured credit facility is used. For investments in debt securities, the Company's secured debt is generally aligned to a one-year maturity and extended on an as needed basis by the Company.
(2)Represents the fair market value of the collateral pledged.
(3)Weighted average maturity date is based on the fully extended maturity date of the instrument for investments in loans or rated final distribution date for investments in debt securities; however, investments may be repaid before such date.
The Company has entered into master repurchase agreements secured by certain of its investments in loans and debt securities. The availability of funding under the Company's master repurchase agreements is based on the amount of approved collateral, which collateral is proposed by the Company at its discretion and approved by the respective counterparty in its discretion. Certain structural elements of the Company's master repurchase agreements, including the limitation on recourse to it and facility economics, are influenced by the specific collateral portfolio construction of each facility, and therefore vary within and among the facilities. The recourse limitation to lenders ranges from 0% to 100%.
The Company's master repurchase agreements generally permit it to increase or decrease the amount advanced against the pledged collateral in the Company's discretion within certain maximum/minimum amounts and frequency limitations. As of June 30, 2025, there was an aggregate $29.9 million available to be drawn at the Company's discretion under the Company's credit facilities.
5. DERIVATIVES
The objective of the Company's use of derivative financial instruments is to minimize the risks and/or costs associated with the Company's investments and/or financing transactions. These derivatives may or may not qualify under the hedge accounting requirements of ASC 815 – "Derivatives and Hedging." Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks. Refer to Note 2 for additional discussion of derivatives. As of June 30, 2025, the Company has not designated any derivatives as hedges.
The use of derivative financial instruments involves certain risks, including the risk that the counterparties to these contractual arrangements do not perform as agreed. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties that have appropriate credit ratings and are major financial institutions with which the Company and the Company's affiliates generally also have other financial relationships.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Interest Rate Contracts
Certain of the Company's transactions expose the Company to interest rate risks. The Company uses derivative financial instruments, which may include interest rate swaps, caps, options, floors, and other interest rate derivative contracts, to limit the Company's exposure to the future variability of interest rates.
The following table details the Company's outstanding interest rate derivatives as of June 30, 2025 ($ in thousands):

	June 30, 2025
Interest Rate Derivatives	Counterparty	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Change in Unrealized Gain (Loss)
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/17/2029	$7,000	$(73)	$(73)
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/6/2029	9,000	(87)	(87)
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/4/2029	12,000	(112)	(112)
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/9/2029	14,000	(135)	(135)
Interest rate swap	Royal Bank of Canada	SOFR	3.7%	7/15/2032	103,491	(959)	(959)
Total interest rate swaps						$(1,366)	$(1,366)
The following table presents the effect of the Company's derivative financial instruments on its consolidated statement of operations ($ in thousands):

For the Three Months Ended June 30, 2025
Interest Rate Swaps
Unrealized Loss	$(1,366)
Realized Gain	47
Total	$(1,319)
Credit-Risk Related Contingent Features
The Company has entered into agreements with certain of the Company's derivative counterparties that contain provisions whereby if the Company was to default on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Company may also be declared in default on the Company's derivative obligations. In addition, certain of the Company's agreements with the Company's derivative counterparties require that the Company post collateral to restricted cash accounts when a derivative is in a liability position. As of June 30, 2025, the Company was in a net liability position with the Company's counterparties; however, the Company's counterparties had not requested collateral to be posted.
6. NET ASSETS
The following table presents transactions in Common Shares during the three months ended June 30, 2025 ($ in thousands):

	For the three months ended June 30, 2025
	Shares	Amount
Subscriptions	8,795,536	$220,503
Share repurchases	-	-
Net increase	8,795,536	$220,503
Net Asset Value per Share and Offering Price
The Company determines NAV for its Common Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV).

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents each month-end NAV per share for the Common Shares for the three months ended June 30, 2025:

For the Months Ended	NAV per Share
May 31, 2025	$25.09
June 30, 2025	$25.22
Distributions
The Board authorizes and declares monthly distribution amounts per share of the Company's Common Shares. The following table presents distributions that were declared and payable during the three months ended June 30, 2025 ($ in thousands, except per share amounts):

Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
May 30, 2025	May 31, 2025	June 27, 2025	$0.1302	$260
June 30, 2025	June 30, 2025	July 28, 2025	$0.1359	$1,196
Character of Distributions
The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including, but not limited to, offering proceeds, net investment income from operations, and capital gains proceeds from the sale of assets.

The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares
($ in thousands, except per share amounts):

Source of Distribution	Per Share	Amount
Net investment income	$0.27	$1,456
Net realized gains	-	-
Total	$0.27	$1,456
Share Repurchase Program
If, during any quarter, any shareholder requests the repurchase of any of its Common Shares, and if the Board deems doing so to be in the best interest of the Company and its shareholders, in the following quarter the Company will conduct a tender offer to purchase Common Shares in an amount determined by the Board to be appropriate in light of written requests received from shareholders, which amount is expected to be 5% of aggregate NAV as of the most recently completed quarter. The Company intends to conduct tender offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the 1940 Act.
There have been no share repurchases during the three months ended June 30, 2025.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
7. FINANCIAL HIGHLIGHTS
The following are the Company's financial highlights for the three months ended June 30, 2025:

Per Share Data:(1)	For the three months ended June 30, 2025
Net asset value, beginning of period	$25.00
Net investment income	0.31
Net unrealized and realized gains	0.18
Net increase in net assets resulting from operations	0.49
Distributions from net investment income (2)	(0.27)
Distributions from net realized gains (2)	-
Net decrease in net assets from shareholders' distributions	(0.27)
Total increase in net assets	0.22
Net asset value, end of period	$25.22
Shares outstanding, end of period	8,795,536
Total return based on NAV (3)	1.9%
Ratios:
Ratio of net expenses to average net assets (4)	2.4%
Ratio of net investment income to average net assets (4)	6.9%
Portfolio turnover rate(5)	0.0%
Supplemental Data:
Net assets, end of period	$221,821
Asset coverage ratio	181%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 6).
(3)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested) divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any.
(4)For the three months ended June 30, 2025, amounts are annualized except for organizational costs, and excise tax, if any. For the three months ended June 30, 2025, the ratio of total operating expenses to average net assets was 10.7%, on an annualized basis, excluding the effect of expense support/(recoupment).
(5)The Company commenced operations on May 1, 2025. As a result, all investments in the Company's portfolio were purchased during the three months ended June 30, 2025.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
8. FAIR VALUES
Assets and Liabilities Carried at Fair Value
The following table summarizes the fair value hierarchy of the Company's assets and liabilities carried at fair value as of June 30, 2025 ($ in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investments in loans	$-	$-	$340,418	$340,418
Investments in debt securities	-	159,668	-	159,668
Total	$-	$159,668	$340,418	$500,086
Liabilities:
Derivatives	$-	$(1,366)	$-	$(1,366)
Total	$-	$(1,366)	$-	$(1,366)
The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value ($ in thousands):

Investments in Loans	Three Months Ended June 30, 2025
Fair value, beginning of period	$-
Principal fundings of investments in loans	339,471
Origination and other fees received on investments in loans	(1,004)
Principal collections from investments in loans	(56)
Net accretion of discount and amortization of premium on investments	48
Net realized gain (loss)	-
Net unrealized gain (loss)	1,959
Fair value, end of period	$340,418
The following table presents quantitative information about the significant unobservable inputs used in the valuation of the Company’s Level 3 financial instruments ($ in thousands). This table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company's determination of fair value.

	June 30, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets
Investments in Loans	$340,418	Yield method	Market yield	7.4%	Decrease

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Financial Instruments Not Carried at Fair Value
The following table presents the fair value measurements and hierarchy of the Company's financial assets and liabilities not recorded at fair value as of June 30, 2025 ($ in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$6,028	$-	$-	$6,028
Financial liabilities:
Secured debt, net	$-	$-	$274,451	$274,451
Estimates of fair value for cash and cash equivalents are measured using observable, quoted market prices, or Level 1 inputs. Estimates of fair value for secured debt, net are measured using unobservable, or Level 3 inputs. Refer to Note 2 for further discussion regarding fair value measurement of certain of the Company's assets and liabilities.
9. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
The Company has entered into an amended and restated investment advisory agreement (the "Investment Advisory Agreement") with the Adviser, pursuant to which the Adviser will manage the Company on a day-to-day basis. The Adviser is responsible for determining the composition of the Company's portfolio, identifying and performing due diligence on potential investments, making investment decisions for the Company, monitoring the Company's investments on an ongoing basis, and determining and executing the Company's financing and hedging strategies.
The Adviser's services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to the Company are not impaired. Pursuant to the Investment Advisory Agreement, the Adviser will not charge any advisory fees to the Company.
Administration Agreement
The Company has entered into an amended and restated administration agreement (the "Administration Agreement") with Blackstone Real Estate Special Situations Advisors L.L.C. (the "Administrator"). Under the terms of the Administration Agreement, the Administrator will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring, preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of the Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment, and office services.
In consideration for the administrative services provided pursuant to the Administration Agreement, the Administrator will be entitled to receive an administration fee (the "Administration Fee") payable, settled and paid monthly by the Company in an amount equal to the greater of (i) $41,666.67 and (ii) 1/12 of 0.1% of the Company's NAV as of the last day of the applicable month before giving effect to any accruals for the Administration Fee. From time to time, the Administrator on behalf of the Company will engage other parties, to perform certain administrative duties it is obligated to provide. The fees, costs and expenses of any such service providers will be separate and distinct from the Administration Fees payable to the Administrator, and the Administrator will bear any amounts in excess of the Administration Fee. Expenses for services not covered by the Administration Agreement, including administrative expenses incurred in connection with investments, will be borne by the Company over and above the expenses of the Administration Fee.
During the three months ended June 30, 2025, the Company incurred $83,000 of administrative services expenses.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Certain Terms of the Investment Advisory Agreement and Administration Agreement
Each of the Investment Advisory Agreement and the Administration Agreement have been approved by the Board. Unless earlier terminated as described below, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company's outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Investment Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days' written notice. The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.
Expense Support and Conditional Reimbursement Agreement
The Company has entered into an amended and restated expense support and conditional reimbursement agreement with the Adviser (the "Expense Agreement"). The Adviser may elect to pay certain of the Company's expenses on its behalf, provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. The Company shall be obligated to make reimbursement payments to the Adviser, subject to certain limitations described in the Expense Agreement for a period of three years from May 2025, the month in which the Company commenced its investing activities. The Company's obligation to make a reimbursement payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.
The following table presents a summary of the expense payments and related reimbursement payments since the Company's commencement of operations ($ in thousands):

For the Month Ended	Expense Payments by Adviser	Reimbursement to Adviser	Unreimbursed Expense Payments
May 31, 2025	$2,241	$-	$2,241
June 30, 2025	1,474	-	1,474
Total	$3,715	$-	$3,715
Controlled/Affiliated Portfolio Companies
Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company's outstanding voting securities as investments in "affiliated" companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company's outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in "controlled" companies. Under the 1940 Act, "non-affiliated investments" are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company's non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments.
Affiliate Services
The Company has engaged certain portfolio companies owned by Blackstone-advised investment vehicles, to provide, as applicable, management services and operations services, and corporate support services. The following table details the amounts incurred for affiliate service provides ($ in thousands):

Three months Ended June 30, 2025
Revantage Corporate Services, LLC (1)	$1
BRIO Real Estate, LLC (2)	20
Total	$21

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
(1)Revantage Corporate Services, LLC is a portfolio company owned by Blackstone-advised investment vehicles, that provides, as applicable, corporate support services, operational services, and management services. These services are provided on an allocated cost basis.
(2)BRIO Real Estate, LLC is a portfolio company owned by Blackstone-advised investment vehicles that provides, as applicable, operational services, and management services.
Other Transactions
For the three months ended June 30, 2025, the Company closed on $180.8 million of loan commitments for five loans to unaffiliated third parties in which Blackstone-advised investment vehicles also invested at the same level of the capital structure on a pari passu basis.
As of June 30, 2025, the Company owned investments in debt securities issued by affiliates of other Blackstone-advised vehicles with a total fair value of $39.9 million, or 25% of total investments of debt securities.
10. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments Under Investments in Loans
As of June 30, 2025, the Company had aggregate unfunded commitments of $30.1 million across five loans, and $13.6 million of committed or identified financings for those commitments, resulting in net unfunded commitments of $16.4 million. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. The Company's loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing the Company's loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. The Company expects to fund the Company's loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 3.6 years.
Expense Support and Conditional Reimbursement Agreement
As of June 30, 2025, pursuant to the Expense Agreement the Adviser paid $3.7 million of the Company's expenses on its behalf. Refer to Note 9 for further discussion of the Expense Agreement.
11. SEGMENT REPORTING
Operating segments are defined as components of a business that can earn revenues and incur expenses for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker ("CODM"). The Company's CODM is its Chief Executive Officer, who decides how to allocate resources and assess performance. A single management team reports to the CODM, who manages the entire business. The Company has determined it operates as a single reportable segment that derives revenues primarily from investing in private real estate credit investments.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
12. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of June 30, 2025, except as discussed below.
July Subscriptions and Distribution Declaration
The Company received $30.0 million of net proceeds relating to the issuance of Common Shares for subscriptions effective July 1, 2025.
On July 31, 2025, the Company's Board declared net distributions of $0.1419 per Common Share, which is payable on or about August 27, 2025, to shareholders of record as of July 31, 2025.
August Subscriptions
The Company received $80.0 million of net proceeds relating to the issuance of the Common Shares for subscriptions effective August 1, 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to "Blackstone Private Real Estate Credit and Income Fund," "Company," "BREC," "we," "us," or "our" refer to Blackstone Private Real Estate Credit and Income Fund and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2025. In addition to historical data, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which reflect the Company's current views with respect to, among other things, its business, operations and financial performance. These forward-looking statements can be identified by the use of words such as "intend," "goal," "estimate," "expect," "project," "projections," "plans," "seeks," "anticipates," "should," "could," "may," "designed to," "foreseeable future," "believe," "scheduled," and similar expressions. Such forward-looking statements are subject to various risks, uncertainties and assumptions. The Company's actual results or outcomes may differ materially from those in this discussion and analysis as a result of various factors, including but not limited to those discussed in Item 1A. Risk Factors in the Company's Registration Statement on Form 10 dated July 11, 2025 as updated from time to time by the Company's periodic filings with the SEC.
The three months ended June 30, 2025, represent the period from May 1, 2025 (commencement of operations) to June 30, 2025.
Overview
Blackstone Private Real Estate Credit and Income Fund ("BREC" or the "Company") is a Delaware statutory trust formed on October 14, 2024. The Company was formed to originate, acquire, finance and manage a portfolio consisting of a broad range of real estate-related investments in or relating to private and public debt, equity or other interests on a global basis, with a primary focus in the U.S. The Company may invest in, or originate, real estate-related debt and equity securities, including senior loans, mezzanine loans, subordinated debt, mortgage-backed securities ("MBS"), B-Notes, and collateralized loan obligations ("CLOs"). The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company is externally managed by Blackstone Real Estate Special Situations Advisors L.L.C. (the "Adviser"), a subsidiary of Blackstone Inc. ("Blackstone"), and intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). The three months ended June 30, 2025 represent the period from May 1, 2025 (commencement of operations) to June 30, 2025.
Macroeconomic Environment
Earlier this year, tariff announcements in the U.S. and ongoing global trade negotiations contributed to significant uncertainty and volatility of debt and equity markets. More recently, greater clarity in the U.S. policy environment and lower market volatility have contributed to stronger real estate transaction activity. Continued deceleration in inflation and improved cost and availability of debt may encourage the lowering of interest rates, which should be constructive for real estate values. Nevertheless, a resurfacing of policy-driven uncertainty or market volatility could adversely affect us, our borrowers, their tenants and the value of the real estate assets related to our investments.
Performance
The following table details the Company's total return for the three months ended June 30, 2025:

June 30, 2025
Year-to-date total return(1)	1.9%
(1)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested) divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any. Return is calculated from May 1, 2025 (commencement of operations) through June 30, 2025, and is not annualized.

Portfolio Overview
During the three months ended June 30, 2025, the Company originated or purchased $340.3 million of loans and acquired $159.3 million of investments in debt securities. The Company generated net investment income of $1.6 million during the three months ended June 30, 2025.
The following table details the composition of the Company's investment portfolio as of June 30, 2025 ($ in thousands):

	June 30, 2025
Type	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Outstanding Principal Balance	Fair Value
Investments in loans
Senior loans	20	6.0%	2/7/2030	$278,693	$270,418
Mezzanine loans	3	9.5%	5/12/2031	70,000	70,000
Subtotal	23	6.7%	5/12/2030	348,693	340,418
Investments in debt securities
CMBS	33	7.3%	10/28/2038	142,530	142,886
RMBS	5	8.0%	10/8/2059	12,078	12,168
CLO	2	7.8%	6/3/2037	3,326	3,324
Term loans	1	8.0%	6/30/2031	1,287	1,290
Subtotal	41	7.4%	5/1/2040	159,221	159,668
Total investments	64	6.9%	7/18/2033	$507,914	$500,086
(1)For variable rate investments, which bear interest at a rate that is determined by reference to a benchmark index rate, primarily Secured Overnight Financing Rate ("SOFR"), the interest rate includes SOFR and other index rates, as applicable, as of June 30, 2025. In certain cases, the interest rate is reflective of interest rate floors.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument for investments in loans or rated final distribution date for investments in debt securities; however, investments may be repaid before such date.
The charts below detail the geographic location and types of properties securing the Company's investments in loans and debt securities, as of June 30, 2025:
Geographic Diversification (1)(2)
Collateral Diversification (1)(2)
(1)Allocation determined based on the fair market value of the Company's investments in loans in debt securities.
(2)Assets with multiple components are proportioned into the relevant geographic region or collateral type based on the allocated value of each underlying collateral asset.

Portfolio Financing
The following table details the Company's secured debt agreements as of June 30, 2025 ($ in thousands):

	June 30, 2025
	Borrowings				Collateral Pledged
Collateral Type	Weighted Average Origination Date	Weighted Average Rate	Borrowings	Weighted Average Maturity(1)	Number of Positions Pledged	Collateral(2)	Weighted Average Maturity(3)
Investments in Loans
Morgan Stanley Bank, N.A.	6/18/2025	5.7%	$138,708	2/17/2029	18	$184,203	2/27/2029
Barclays Bank PLC	6/16/2025	5.9%	47,418	6/27/2030	2	86,215	6/27/2030
Subtotal	6/17/2025	5.8%	186,126	6/23/2029	20	270,418	7/27/2029
Investments in Debt Securities
Société Generale	6/30/2025	5.5%	45,822	6/26/2026	14	66,473	5/5/2041
Canadian Imperial Bank of Commerce	6/16/2025	5.3%	25,993	6/15/2026	9	34,256	10/14/2040
Royal Bank of Canada	6/12/2025	5.5%	16,510	6/6/2026	5	24,105	1/26/2039
Subtotal	6/22/2025	5.5%	88,325	6/19/2026	28	124,834	10/1/2040
Total	6/19/2025	5.7%	$274,451	7/4/2028	48	$395,252	1/7/2033
(1)For investments in loans, the weighted-average maturity of borrowings outstanding is generally calculated based on the maximum maturity date of the collateral pledged, assuming all extension options are exercised by the borrower. In certain instances, the maturity date of the respective secured credit facility is used. For investments in debt securities, the Company's secured debt is generally aligned to a one-year maturity and extended on an as needed basis by the Company.
(2)Represents the fair market value of the collateral pledged.
(3)Weighted average maturity date is based on the fully extended maturity date of the instrument for investments in loans or rated final distribution date for investments in debt securities; however, investments may be repaid before such date.
Refer to Note 4 to the Company's consolidated financial statements for additional details of its secured debt agreements.

Results of Operations
On May 1, 2025, the Company commenced operations and accepted $50.0 million of subscriptions.
The following table presents the Company's consolidated results of operations for the three months ended June 30, 2025 ($ in thousands):

Three months Ended June 30, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$2,152
Total investment income	2,152
Expenses:
Interest expense	508
Other general & administrative	2,063
Organizational costs	1,615
Amortization of continuous offering costs	105
Total expenses	4,291
Expense Support	(3,715)
Net expenses	576
Net investment income	1,576
Realized and unrealized gain (loss):
Unrealized gain (loss):
Non-controlled/non-affiliated investments	2,516
Derivative instruments	(1,366)
Net unrealized gain	1,150
Realized gain (loss):
Non-controlled/non-affiliated investments	1
Derivative instruments	47
Realized gain	48
Net realized and unrealized gain	1,198
Net increase in net assets resulting from operations	$2,774
Investment Income
Total investment income was $2.2 million for the three months ended June 30, 2025, driven by the Company's deployment of capital. The size of the Company's loan portfolio at fair value was $340.4 million with a weighted average coupon of 6.7% as of June 30, 2025. The size of the Company's debt securities portfolio at fair value was $159.7 million with a weighted average coupon of 7.4% as of June 30, 2025.
Net Expenses
Total interest expense of $0.5 million for the three months ended June 30, 2025, was driven by $274.5 million of borrowings as of June 30, 2025, with a weighted average cost of 5.7%. Additionally, the Company incurred other general and administrative expenses of $2.1 million, organization costs of $1.6 million, and amortized offering costs of $0.1 million for the three months ended June 30, 2025. These expenses were offset by expense support received under the Expense Agreement with the Adviser of $3.7 million. Refer to Note 9 of the Company's consolidated financial statements for additional details of the Expense Agreement.
Net Unrealized Gain/(Loss)
Net unrealized gain of $1.1 million for the three months ended June 30, 2025 was driven by net unrealized gains on investments in loans of $2.0 million and investments in debt securities of $0.5 million, offset by an unrealized loss on derivative instruments of $1.4 million.

Net Realized Gains (Losses)
Net realized gains of $48,000 were driven by settlements of the Company's derivative instruments for the three months ended June 30, 2025.
Income Taxes, Including Excise Tax
The Company intends to elect to be treated as a RIC under Subchapter M of the Code, and to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its "investment company taxable income" for that year (determined without regard to the deduction for dividends paid), which is generally its net ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income, if any.

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (iii) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.
For the three months ended June 30, 2025, the Company has incurred no income or excise tax.
Liquidity and Capital Resources
Capitalization
The Company has capitalized its business to date primarily through the issuance and sale of its common shares of beneficial interest ("Common Shares"), and secured debt. As of June 30, 2025, the Company's capitalization structure included $221.8 million of net asset value and $274.5 million of secured debt. Refer to Notes 4 and 6 to the Company's consolidated financial statements for additional details regarding its secured debt and net asset value.
The following table presents the Company's debt-to-equity ratio:

June 30, 2025
Debt-to-equity ratios(1)	1.2x
(1)Represents the ratio of (i) total outstanding secured debt, less cash, to (ii) total net asset value. The debt amounts included in the calculation above use gross outstanding principal balances, excluding any unamortized deferred financing costs and discounts.
In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2025, the Company had an aggregate principal amount of $274.5 million of debt outstanding and its asset coverage ratio was 181%.
Sources of Liquidity
The Company's primary sources of liquidity include cash and cash equivalents, available borrowings under its secured debt facilities, and net receivables from servicers related to loan repayments, which are set forth in the following table ($ in thousands):

June 30, 2025
Cash and cash equivalents	$6,028
Available borrowings under secured debt	29,921
Loan principal payments held by servicer, net(1)	56
Total	$36,005
(1)Represents loan principal payments held by third-party servicers as of the consolidated statement of assets and liabilities date that were remitted to the Company during the subsequent remittance cycle, net of the related secured debt balance.

The Company generates cash primarily from the proceeds of its continuous offering of Common Shares, proceeds from net borrowings under secured debt agreements, net income earned, and principal repayments of its investments in loans and debt securities. In addition, the Company held $104.8 million of unencumbered investments that could serve as collateral for additional borrowings as of June 30, 2025, which could represent additional liquidity.
Uses of Liquidity
The primary uses of the Company's liquidity are for (i) making investments, (ii) debt service, repayments, and other financing costs, (iii) repurchases of Common Shares, (iv) cash distributions to holders of Common Shares, and (v) general corporate operating costs. The Company's aggregate liquidity of $36.0 million as of June 30, 2025, proceeds from new financing arrangements, and the continuous offering of Common Shares is expected to be sufficient for the Company's investing activities and operations in the near term.
As of June 30, 2025, the Company had unfunded commitments of $30.1 million related to five loans receivable and $13.6 million of committed or identified financing for those commitments resulting in net unfunded commitments of $16.4 million. The unfunded loan commitments generally comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. Loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing the Company's loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. The Company expects to fund its loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 3.6 years.
Distributions
The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including, but not limited to, offering proceeds, net investment income from operations, and capital gains proceeds from the sale of assets.

The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares
($ in thousands, except per share amounts):

Source of Distribution	Per Share	Amount
Net investment income	$0.27	$1,456
Net realized gains	-	-
Total	$0.27	$1,456
Contractual Obligations and Commitments
The Company's contractual obligations and commitments as of June 30, 2025 were as follows ($ in thousands):

	Payment Timing
	Total Obligation	Less than 1 Year(1)	1 to 3 Years	3 to 5 Years	More than 5 years
Unfunded private loan commitments(2)	$30,069	$-	$18,194	$2,500	$9,375
Principal repayments under secured debt(3)	274,451	93,319	43,293	108,915	28,925
Interest payments(3)(4)	44,324	10,906	18,902	14,473	42
Total	$348,844	$104,225	$80,389	$125,888	$38,342
(1)Represents known and estimated short-term cash requirements related to the Company's contractual obligations and commitments. Refer to the "Sources of Liquidity" section above for the Company's sources of funds to satisfy its short-term cash requirements.
(2)The allocation of the Company's unfunded loan commitments is based on the earlier of the commitment expiration date or the final loan maturity date; however, the Company may be obligated to fund these commitments earlier than such date.
(3)For investments in loans, the weighted-average maturity of borrowings outstanding is generally calculated based on the maximum maturity date of the collateral pledged, assuming all extension options are exercised by the borrower. In certain instances, the maturity date of the respective secured credit facility is used. For investments in debt securities, the Company's secured debt is generally aligned to a one-year maturity and extended on an as needed basis by the Company.
(4)Represents interest payments on the Company's secured debt. Future interest payment obligations are estimated assuming the interest rates in effect as of June 30, 2025 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.

The Company is also required to settle its interest rate derivatives with its derivative counterparties which, depending on interest rate movements, may result in cash received from or due to such counterparties. The table above does not include these amounts as they are not fixed and determinable. Refer to Note 5 to the Company's consolidated financial statements for details regarding its derivative contracts.
To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its "investment company taxable income" for that year (determined without regard to the deduction for dividends paid), which is generally its net ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income, if any.
Cash Flows
The following table provides a breakdown of the net change in the Company's cash and cash equivalents ($ in thousands):

For the period from May 1, 2025 (Commencement of operations) to June 30, 2025
Cash flows used in operating activities	$(488,666)
Cash flows provided by financing activities	494,694
Net increase in cash and cash equivalents	$6,028
The Company experienced an increase in cash and cash equivalents of $6.0 million for the three months ended June 30, 2025. During the three months ended June 30, 2025, the Company (i) borrowed a net $$274.5 million under secured debt agreements and (ii) received proceeds of $220.5 million from the sale of Common Shares. Also, during the three months ended June 30, 2025, the Company (i) funded $339.5 million of loans and (ii) acquired $159.3 million of debt securities.
Refer to Note 3 to the Company's consolidated financial statements for further discussion of its investment activity. Refer to Notes 4 and 6 to the Company's consolidated financial statements for additional discussion of its secured debt, and net assets, respectively.
Critical Accounting Policies and Estimates
Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company.
The preparation of the consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.
Investments
Investment transactions are recorded on a trade date basis.

Realized gains or losses are measured as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized. Such gains and losses include investments charged-off during the period, net of recoveries, and are recorded within net realized gain (loss) on the consolidated statement of operations.

The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period, and is recorded within net unrealized gain (loss) on the consolidated statement of operations.

Valuation of Investments
The Company is required to report its investments at fair value, including those for which current market values are not readily available.

In accordance with Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the "Valuation Designee" to perform fair value determinations related to the Company's investments, subject to the Board's oversight. Any investments and other assets for which current market quotations are not readily available are valued at fair value as determined in good faith by the Valuation Designee pursuant to the Company's valuation procedures established by, and under the general supervision and responsibility of, the Board.

The Company values its investments in accordance with FASB ASC Topic 820, Fair Value Measurement ("ASC 820"), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date, and Rule 2a-5 under the 1940 Act. Under ASC 820, fair value is based on observable market prices or parameters or derived from such prices or parameters when such quotations are readily available. A market quotation is "readily available" only when it is a quoted price (unadjusted) in active markets for identical instruments that a market participant can access at the measurement date, provided that such a quotation is not considered to be readily available if it is not reliable.

Where prices or inputs are not available or, in the judgment of the Valuation Designee, determined to be not reliable, valuation techniques based on the facts and circumstances of the particular investment will be utilized. These valuation approaches involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity. In the absence of observable, reliable market prices, the Company values its investments using various valuation methodologies applied on a consistent basis.

ASC 820 prioritizes the use of observable market prices and prices derived from observable inputs. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these investments. The three levels of the fair value hierarchy are as follows:
•Level 1: Inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The types of financial instruments in this category include unrestricted securities, including equities and derivatives, listed in active markets.
•Level 2: Inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The types of financial instruments in this category include less liquid and restricted securities listed in active markets, securities traded in other-than-active markets, government and agency securities and certain over-the-counter derivatives where the fair value is based on observable inputs.
•Level 3: Inputs to the valuation methodology are unobservable and significant to overall fair value measurement. These inputs require significant judgment or estimation by the Company and/or third parties when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfer occurs.

The Company evaluates the source of the inputs, including any markets in which its investments are trading, or any markets in which investments with similar attributes are trading, in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services, the Company subjects those prices to certain criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investments may fluctuate from period to period, and these differences could be material. Additionally, the fair value of the Company's investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments may be generally less liquid than publicly traded securities. If the Company was required to liquidate an investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it, and such differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

Market quotations may be obtained from third-party pricing service providers or, if not available from third-party pricing service providers, broker-dealers, for certain of the Company's investments. Securities that are traded publicly on an exchange or other public market (e.g., stocks, exchange-traded derivatives and securities convertible into publicly traded securities, such as warrants) will be valued at the closing price of such security in the principal market in which such security trades.

Certain investments, such as mortgages, mezzanine loans, preferred equity or private company investments, are unlikely to have market quotations. For such investments, the Valuation Designee will initially determine if there is adequate collateral real estate value supporting such investments and whether the investment’s yield approximates market yield. If the market yield is estimated to approximate the investment's yield, then such investment is generally valued at its par value. If the market yield is not estimated to approximate the investment's yield, the Valuation Designee will project the expected cash flows of the investment based on its contractual terms and discount such cash flows back to the valuation date based on an estimated market yield.

Market yield is estimated as of each valuation date based on a variety of inputs regarding the collateral asset(s) performance, local/macro real estate performance, and capital market conditions, in each case as determined in good faith by the Valuation Designee. These factors may include, but are not limited to: purchase price/par value of such investments; debt yield, capitalization rates, loan-to-value ratio, and replacement cost of the collateral asset(s); borrower financial condition, reputation, and indications of intent (e.g., pending repayments, extensions, defaults, etc.); and known transactions or other price discovery for comparable debt investments.

In the absence of collateral real estate value supporting such investments, the Valuation Designee will consider the residual value to its investments, following repayment of any senior debt or other obligations of the collateral asset(s).
Income Taxes
The Company has elected to be regulated as a BDC under the 1940 Act. The Company intends to elect to be treated as a RIC under Subchapter M of the Code. So long as the Company maintains its tax status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company's investors and would not be reflected in the financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are "more-likely-than-not" to be sustained by the applicable tax authority. Tax positions not deemed to meet the "more-likely-than-not" threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof.
To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its "investment company taxable income" for that year (determined without regard to the deduction for dividends paid), which is generally its net ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income, if any.

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (iii) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Investment Portfolio Net Interest Income
Generally, the Company's business model is such that rising interest rates will increase its net income, while declining interest rates will decrease net income. As of June 30, 2025, 53% of the Company's aggregate loans and debt securities by principal balance earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to changing interest rates, subject to the impact of interest rate floors on certain investments and derivatives used by the Company.
The following table projects the impact on the Company's interest income and expense for the twelve-month period following June 30, 2025, of an increase in the various floating-rate indices referenced by its portfolio inclusive of the impact of derivatives, assuming no change in credit spreads, portfolio composition, or asset performance, relative to the average indices during the three months ended June 30, 2025 ($ in thousands):

	Interest Rate Sensitivity as of June 30, 2025
	Increase in Rates		Decrease in Rates
Collateral Type	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Floating rate assets	$1,316	$2,633	$(1,311)	$(2,585)
Floating rate liabilities	(1,372)	(2,745)	1,372	2,745
Derivatives(1)	727	1,455	(727)	(1,455)
Net Exposure	$671	$1,343	$(666)	$(1,295)
(1)Reflects the incremental amounts of net interest the Company would pay or receive under its outstanding interest rate derivative contracts as of June 30, 2025.
Investment Portfolio Value
As of June 30, 2025, 47% of the Company's aggregate loans and debt securities by principal balance earned a fixed rate of interest, so the value of such investments is impacted by changes in market interest rates. In certain cases, the Company has entered into interest rate swaps or other derivative contracts to mitigate the impact of changes in market interest rates on its net asset value.
Risk of Non-Performance
In addition to the risks related to fluctuations in cash flows and asset values associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the cash flows of the collateral real estate assets may not be sufficient to pay debt service due under the Company's loans, which may contribute to non-performance or, in severe cases, default. This risk is partially mitigated by the Company's consideration of rising rate stress-testing during its underwriting process, which generally includes a requirement for borrowers to purchase an interest rate cap contract with an unaffiliated third party, provide an interest reserve deposit, and/or provide interest guarantees or other structural protections.
Credit Risks
The Company's loans and debt securities are subject to credit risk, including the risk of default. The performance and value of the Company's investments depend upon the underlying borrowers' ability to operate the properties that serve as its collateral so that they produce cash flows adequate to pay contractual interest and principal. To monitor this risk, the Company's asset management team reviews its investment portfolio and, in certain instances, is in regular contact with its borrowers, monitoring performance of the collateral and enforcing the Company's rights as necessary.
In addition, the Company is exposed to the risks generally associated with the commercial real estate market, including changes in occupancy rates, capitalization rates, absorption rates, and other macroeconomic factors beyond its control. The Company seeks to manage these risks through its underwriting and asset management processes.

The Company maintains a robust asset management relationship with its borrowers and utilizes these relationships to maximize the performance of its portfolio, including during periods of volatility. The Company believes that it benefits from these relationships and from its business model of investing in loans and debt securities collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. While the Company believes the principal amounts of its investments are generally adequately protected by underlying collateral value, there is a risk that it will not realize the entire principal value of certain investments. The Company's portfolio monitoring and asset management operations benefit from the deep knowledge, experience, and information advantages derived from its position as part of Blackstone's real estate platform. Blackstone has built the world's preeminent global real estate business, with a proven track record of successfully navigating market cycles and emerging stronger through periods of volatility. The market-leading real estate expertise derived from the strength of the Blackstone platform deeply informs the Company's credit and underwriting process, and the Company believes gives it the tools to expertly asset manage its portfolio and work with its borrowers throughout periods of economic stress and uncertainty.
Capital Market Risks
The Company is exposed to risks related to the debt capital markets, and its related ability to finance its business through borrowings under credit facilities or other debt instruments. As a RIC, the Company is required to distribute a significant portion of its taxable income annually, which constrains its ability to accumulate operating cash flow and therefore requires the Company to utilize debt or equity capital to finance its business. The Company seeks to mitigate these risks by monitoring capital markets to inform its decisions on the amount, timing, and terms of capital raised.
Margin call provisions under the Company's credit facilities secured by investments in loans generally do not permit valuation adjustments based on capital markets events, and are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. The Company's credit facilities secured by investments in debt securities are subject to valuation adjustments and the Company may be required to post additional collateral with counterparties.
Counterparty Risk
The nature of the Company's business requires it to hold cash and cash equivalents with, and obtain financing from, various financial institutions. This exposes the Company to the risk that these financial institutions may not fulfill their obligations to it under these various contractual arrangements. The Company mitigates this exposure by depositing cash and cash equivalents and entering into financing agreements with high credit-quality institutions.
The nature of the Company's loans and debt securities also exposes it to the risk that counterparties do not make required interest and principal payments on scheduled due dates. The Company seeks to manage this risk through a comprehensive credit analysis prior to making an investment and active monitoring of the asset portfolios that serve as its collateral, as further discussed above.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are (a) effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is not currently subject to any material legal proceedings. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business including proceedings relating to the enforcement of its rights under contracts with counterparties. The Company's business is also subject to extensive regulation, which may result in regulatory proceedings against it.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors" in the Company's Registration Statement on Form 10 dated July11, 2025, as updated from time to time by the Company's periodic filings with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Refer to the Company's Current Reports on Form 8-K filed with SEC on June 26, 2025 and July 18, 2025 for information about unregistered sales of its equity securities during the quarter.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Second Amended and Restated Declaration of Trust, dated as of April 30, 2025 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10, filed on May 2, 2025).

3.2	Amended and Restated Bylaws, dated as of April 30, 2025 (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10, filed on May 2, 2025).

10.1
Amended and Restated Investment Advisory Agreement between the Company and the Adviser, dated as of April 30, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 10, filed on May 2, 2025).

10.2
Amended and Restated Administration Agreement between the Company and the Administrator, dated as of April 30, 2025 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10, filed on May 2, 2025).

10.3
Amended and Restated Expense Support and Conditional Reimbursement Agreement between the Company and the Adviser, dated as of April 30, 2025 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form 10, filed on May 2, 2025).

10.4
Master Repurchase Agreement by and between Barclays Bank PLC and RE BDC Loans 1, LLC, dated as of May 13, 2025 (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10, filed on July 11, 2025).

10.5
Guaranty made by the Company in favor of Barclays Bank PLC, dated as of May 13, 2025 (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form 10, filed on July 11, 2025).

10.6	Form of Fund of Funds Investment Agreement. *

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith.
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackstone Private Real Estate Credit and Income Fund

Date:	8/14/2025	/s/ Brian Kim
Brian Kim
Chief Executive Officer
(Principal Executive Officer)

Date:	8/14/2025	/s/ Anthony F. Marone, Jr.
Anthony F. Marone, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)