Form 10-Q
period 2025-09-30
Blackstone Private Real Estate Credit & Income Fund
filed 2025-11-12
CIK 2049733

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
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to __________
Commission File Number 814-01853

Blackstone Private Real Estate Credit and Income Fund
(Exact name of Registrant as specified in its Charter)
_____________________________________________________________________________________________________________________________________________________

Delaware	33-6657275

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue, New York, New York	10154
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 583-5000
N/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐    No  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of October 31, 2025 was 24,973,549. Common Shares outstanding exclude November 1, 2025 subscriptions since the issuance price is not yet finalized at this time.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Blackstone Private Real Estate Credit and Income Fund (together, with its consolidated subsidiaries, the "Company," "BREC," "we," "us" or "our"), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as "anticipates," "expects," "intends," "plans," "will," "may," "continue," "believes," "seeks," "estimates," "would," "could," "should," "targets," "projects," "outlook," "potential," "predicts" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

• our future operating results;
• our business prospects and the performance of properties securing or underlying our investments;
• changes in political, economic or real estate market conditions, the inflation and interest rate environment or conditions affecting the financial and capital markets;
• our ability to raise sufficient capital and repurchase shares to execute our investment strategy;
• our contractual arrangements and relationships with third parties;
• our current and expected financings and investments;
• the adequacy of our cash resources, financing sources and working capital;
• the timing and amount of cash flows, distributions and dividends, if any, from our investments;
• risks associated with the demand for liquidity under our share repurchase program and the continued approval of quarterly tender offers by the Board of Trustees of the Company;
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
(Unaudited)

September 30, 2025
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost basis of $786,936)	$793,353
Total investments at fair value (cost basis of $786,936)	793,353
Cash and cash equivalents	20,949
Restricted cash	1,735
Interest receivable from non-controlled/non-affiliated investments	4,503
Derivative assets at fair value	41
Other assets	1,028
Total assets	$821,609
LIABILITIES
Secured debt, net	$383,148
Payables for investments purchased	24,470
Derivative liabilities at fair value	1,851
Distribution payable	2,673
Due to affiliates	1,182
Accrued expenses and other liabilities	4,751
Total liabilities	418,075
Commitments and contingencies (Note 10)
NET ASSETS
Common Shares, $0.01 par value (15,660,394 shares issued and outstanding)	157
Additional paid-in capital	395,346
Distributable earnings	8,031
Total net assets	403,534
Total liabilities and net assets	$821,609

NET ASSET VALUE PER SHARE	September 30, 2025
Net assets	$403,534
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	15,660,394
Net asset value per share	$25.77
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Real Estate Credit and Income Fund
Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2025	For the period from May 1, 2025 (Commencement of operations) to September 30, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$14,196	$16,348
Total investment income	14,196	16,348
Expenses:
Interest expense	5,121	5,629
Other general & administrative	1,404	3,467
Organizational costs	662	2,277
Amortization of continuous offering costs	199	304
Total expenses	7,386	11,677
Expense support	(2,016)	(5,731)
Net expenses	5,370	5,946
Net investment income before tax expense	8,826	10,402
Excise tax expense	134	134
Net investment income after tax expense	8,692	10,268
Realized and unrealized gain (loss):
Unrealized gain (loss):
Non-controlled/non-affiliated investments	4,094	6,610
Derivative instruments	(444)	(1,810)
Foreign currency transactions	(210)	(210)
Net unrealized gain	3,440	4,590
Realized gain (loss):
Non-controlled/non-affiliated investments	259	260
Derivative instruments	316	363
Foreign currency transactions	118	118
Net realized gain	693	741
Net realized and unrealized gain	4,133	5,331
Net increase in net assets resulting from operations	$12,825	$15,599
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Real Estate Credit and Income Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2025	For the period from May 1, 2025 (Commencement of operations) to September 30, 2025
Operations:
Net investment income	$8,692	$10,268
Net unrealized gain	3,440	4,590
Net realized gain	693	741
Net increase in net assets resulting from operations	12,825	15,599
Distributions to common shareholders:
Net decrease in net assets resulting from distributions	(6,112)	(7,568)
Share transactions:
Proceeds from shares sold	175,000	395,503
Net increase from share transactions	175,000	395,503
Total increase in net assets	181,713	403,534
Net assets, beginning of period	221,821	—
Net assets, end of period	$403,534	$403,534
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Real Estate Credit and Income Fund
Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

For the period from May 1, 2025 (Commencement of operations) to September 30, 2025
Cash flows from operating activities:
Net increase in net assets resulting from operations	$15,599
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized gain on investments	(6,610)
Net unrealized loss on derivative instruments	1,810
Net unrealized loss on foreign currency transactions	210
Realized gain on investments	(260)
Realized gain on foreign currency transactions	(118)
Net accretion of discount and amortization of premium on investments	(1,726)
Amortization of deferred financing costs	166
Amortization of offering costs	304
Principal fundings of investments in loans	(537,133)
Origination and other fees received on investments in loans	2,383
Principal collections from investments in loans	32,913
Purchases of investments in debt securities	(320,373)
Proceeds from sale/repayment of investments in debt securities	37,332
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(4,503)
Other assets	(433)
Due to affiliates	(1,433)
Payables for investments purchased	24,470
Accrued expenses and other liabilities	4,751
Net cash used in operating activities	(752,651)
Cash flows from financing activities:
Borrowings of secured debt	790,677
Repayments of secured debt	(405,950)
Proceeds from issuance of common shares	395,503
Distributions paid in cash	(4,895)
Net cash provided by financing activities	775,335
Net increase in cash, cash equivalents, and restricted cash	22,684
Cash, cash equivalents, and restricted cash, at beginning of period	—
Reconciliation of cash, cash equivalents and restricted cash to the consolidated statement of assets and liabilities:
Cash and cash equivalents	20,949
Restricted cash	1,735
Cash, cash equivalents, and restricted cash, at end of period	$22,684

Supplemental information and non-cash activities:
Interest paid during the period	$4,939
Loan principal payments held by servicer, net	$127
Distribution payable	$2,673
Accrued but unpaid deferred financing costs	$1,714
Accrued but unpaid deferred offering costs	$901
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments	Reference Rate	Spread	Floor	Interest Rate(1)	Acquisition Date/ Origination Date	Maturity Date(2)	Outstanding Principal Balance	Cost Basis	Unfunded Commitment	Fair Value	% of Net Assets
Investments — non-controlled/non-affiliated(3)
Investments in loans(4)
Senior loans
Ridge Hill(5)	SOFR	3.4%	3.00%	7.51%	9/24/2025	10/9/2030	$60,804	$60,134	$16,319	$60,804	15.1%
The Journal Phase I(5)	SOFR	2.9%	3.25%	7.11%	6/30/2025	7/9/2030	56,390	55,906	3,610	56,390	14.0
1100 Peachtree(5)	SOFR	3.7%	3.00%	7.87%	5/27/2025	6/9/2030	33,625	33,314	7,750	33,625	8.3
Stella on the Park(5)	SOFR	2.8%	3.00%	6.97%	7/17/2025	8/9/2030	33,250	32,916	2,550	33,250	8.2
Sterling Plaza(5)	SOFR	3.5%	3.00%	7.67%	7/31/2025	8/9/2030	30,158	29,831	4,522	30,158	7.5
1305 West 7th Street loan(5)				4.49%	6/18/2025	6/24/2029	25,755	24,239	2,500	25,006	6.2
4700-4738 Cherry Hill Road(5)				4.10%	6/18/2025	7/1/2032	26,368	23,507	-	24,031	6.0
6905-6955 Oakland Mills Road(5)	SOFR	1.8%		6.27%	6/18/2025	12/20/2029	18,617	18,029	-	18,069	4.5
Lot 600 Fingerboard Road(5)	PRIME	0.5%		7.75%	6/18/2025	10/12/2032	15,000	15,006	-	15,000	3.7
43490 Yukon Drive(5)				7.00%	6/18/2025	6/1/2027	11,494	11,502	-	11,494	2.9
3-26 Kent Towne Market(5)				4.75%	6/18/2025	7/15/2032	11,330	10,461	-	10,752	2.7
528-556 First Colonial Road(5)				3.99%	6/18/2025	4/13/2027	10,069	9,679	-	9,750	2.4
6420 Coventary Way(5)				3.55%	6/18/2025	10/5/2030	7,153	6,436	-	6,593	1.6
5009 Westone Plaza Drive(5)				6.57%	6/18/2025	6/30/2026	6,595	6,567	-	6,589	1.6
6420 Coventary Way 2(5)				4.40%	6/18/2025	10/5/2030	5,627	5,251	-	5,380	1.3
8520 Rainswood Drive(5)				6.00%	6/18/2025	6/1/2027	4,950	4,920	705	4,950	1.2
18200-18250 Flower Hill Way(5)				4.99%	6/18/2025	12/27/2033	4,296	4,302	-	4,491	1.1
1101-1125 Nelson Street(5)				5.25%	6/18/2025	10/17/2029	3,427	3,290	-	3,337	0.8
1519 Wisconsin Avenue NW(5)				4.15%	6/18/2025	5/20/2032	3,205	2,876	-	2,901	0.7
52 Souder Road(5)				6.99%	6/18/2025	3/20/2030	2,886	2,888	-	2,886	0.7
1710 17th Street NE(5)	SOFR	2.5%		6.97%	6/18/2025	11/2/2030	2,850	2,822	-	2,827	0.7
							$373,849	$363,876	$37,956	$368,283	91.3%
Mezzanine loans
Azalea Multifamily Portfolio	SOFR	4.8%		8.91%	8/8/2025	8/9/2030	$70,000	$69,660	$-	$70,000	17.4%
Eagle & West	SOFR	5.5%		9.60%	6/11/2025	6/9/2030	40,000	40,000	-	40,000	9.9
Puck Building				10.00%	5/20/2025	10/1/2034	15,000	14,928	9,375	15,000	3.7
ECI Multifamily Portfolio
ECI Mezzanine fixed rate loan				8.26%	5/9/2025	6/9/2030	12,000	11,980	-	12,000	3.0
ECI Mezzanine variable rate loan	SOFR	4.5%	3.00%	8.68%	5/9/2025	6/9/2030	3,000	2,976	-	3,000	0.7
							$140,000	$139,544	$9,375	$140,000	34.7%

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments in debt securities
CMBS
RFR 2025-SGRM E(5)				7.51%	9/10/2025	3/11/2041	$17,916	$18,039	$-	$18,359	4.6%
BX 2021-ARIA F(5)	SOFR	2.7%	2.59%	6.86%	8/21/2025	10/15/2036	14,940	14,846	-	14,935	3.7
BX 2021-RISE G(5)	SOFR	3.1%	2.95%	7.21%	8/7/2025	11/15/2036	13,948	13,975	-	13,963	3.5
BX 2021-ARIA G(5)	SOFR	3.3%	3.14%	7.41%	7/24/2025	10/15/2036	13,000	12,959	-	12,952	3.2
BSTN 2025-HUB HRR				10.06%	9/29/2025	4/13/2041	11,393	11,393	-	11,393	2.8
CSTL 2024-GATE E(5)				7.19%	9/12/2025	11/10/2041	10,000	10,072	-	10,216	2.5
ICNQ 2024-MF E(5)				6.56%	9/11/2025	12/10/2034	9,900	9,742	-	9,929	2.5
TAURS 2025-UK3A E(5)(6)	SONIA	3.8%	0.00%	7.88%	6/26/2025	7/20/2035	9,549	9,741	-	9,532	2.4
BBCMS 2025-C35 E				3.50%	7/10/2025	7/15/2058	17,295	8,382	-	8,880	2.2
BBCMS 2025-C35 KRR				6.37%	7/10/2025	7/15/2058	24,022	8,479	-	8,729	2.2
BMARK 2025-B41 JRR				6.55%	8/15/2025	7/15/2068	21,238	7,939	-	7,667	1.9
BSTN 2025-HUB E				7.37%	9/29/2025	4/13/2041	6,986	6,986	-	6,986	1.7
BSTN 2025-HUB D				6.37%	9/29/2025	4/13/2041	6,000	6,000	-	6,000	1.5
BX 2021-VOLT F(5)	SOFR	2.5%	2.40%	6.66%	6/12/2025	9/15/2036	5,982	5,958	-	5,968	1.5
BMARK 2025-B41 F				3.50%	8/15/2025	7/15/2068	12,135	5,858	-	5,960	1.5
BBCMS 2025-C35 JRR				6.37%	7/10/2025	7/15/2058	11,531	5,491	-	5,632	1.4
MHC 2021-MHC G(5)	SOFR	3.3%	3.20%	7.47%	7/11/2025	4/15/2038	5,600	5,600	-	5,604	1.4
FS 2023-4SZN D(5)				9.38%	6/3/2025	11/10/2039	5,243	5,418	-	5,431	1.4
SHR 2024-LXRY D(5)	SOFR	3.6%	3.60%	7.75%	6/18/2025	10/15/2041	5,110	5,123	-	5,140	1.3
BX 2025-VLT6 D	SOFR	2.6%	2.59%	6.74%	9/3/2025	3/15/2042	4,986	4,981	-	4,977	1.2
ARZ 2024-BILT F(5)				8.27%	6/12/2025	6/11/2039	4,770	4,908	-	4,953	1.2
SREIT 2021-MFP2 F(5)	SOFR	2.7%	2.62%	6.88%	6/4/2025	11/15/2036	4,401	4,402	-	4,401	1.1
INV 2024-IND D(5)	SOFR	3.1%	3.09%	7.24%	6/12/2025	11/15/2041	4,400	4,395	-	4,398	1.1
BX 2021-VOLT E(5)	SOFR	2.1%	2.00%	6.26%	6/16/2025	9/15/2036	3,989	3,972	-	3,980	1.0
WFCM 2016-LC24 B				3.62%	9/11/2025	10/15/2049	4,000	3,823	-	3,790	0.9
COMM 2025-180W E(5)				7.61%	7/28/2025	8/10/2042	3,640	3,621	-	3,649	0.9
BMARK 2025-B41 G				3.50%	8/15/2025	7/15/2068	9,102	3,579	-	3,549	0.9
BBCMS 2025-C35 XE				2.87%	7/10/2025	7/15/2058	17,295	2,624	-	2,682	0.7
ELP 2021-ELP G(5)	SOFR	3.2%	3.12%	7.38%	6/11/2025	11/15/2038	2,479	2,464	-	2,477	0.6
MHP 2021-STOR G(5)	SOFR	2.9%	2.75%	7.02%	5/20/2025	7/15/2038	2,250	2,250	-	2,250	0.6
BMARK 2025-B41 XF				3.05%	8/15/2025	7/15/2068	12,135	2,015	-	2,168	0.5
BLP 2024-IND2 E(5)	SOFR	3.7%	3.69%	7.84%	5/20/2025	3/15/2041	1,907	1,907	-	1,904	0.5

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments in debt securities (continued)
CMBS (continued)
BX 2022-AHP E(5)	SOFR	3.0%	3.04%	7.19%	8/8/2025	1/17/2039	1,863	1,839	-	1,855	0.5
SCG 2025-SNIP E(5)	SOFR	3.4%	3.40%	7.65%	9/9/2025	9/15/2030	1,680	1,680	-	1,684	0.4
BMARK 2025-B41 XG				3.05%	8/15/2025	7/15/2068	9,102	1,356	-	1,484	0.4
GSMS 2021-STAR G(5)	SOFR	3.3%	3.15%	7.42%	6/4/2025	12/15/2036	1,493	1,472	-	1,477	0.4
ARES1 2025-IND3 E(5)	SOFR	3.6%	3.55%	7.70%	8/21/2025	4/15/2042	1,415	1,415	-	1,417	0.4
SHR 2024-LXRY E(5)	SOFR	4.5%	4.45%	8.60%	6/25/2025	10/15/2041	1,221	1,223	-	1,230	0.3
COMM 2025-180W X(5)				1.60%	7/28/2025	8/10/2042	10,024	713	-	596	0.2
LBA 2024-BOLT E(5)	SOFR	3.7%	3.69%	7.84%	6/27/2025	6/15/2039	500	500	-	500	0.1
COMM 2015-CR25 C(5)				4.49%	6/10/2025	8/10/2048	420	410	-	414	0.1
EQUS 2021-EQAZ E(5)	SOFR	2.6%	2.30%	6.72%	6/10/2025	10/15/2038	397	395	-	397	0.1
BX 2021-LBA GJV(5)	SOFR	3.1%	3.00%	7.27%	5/1/2025	2/15/2036	287	281	-	285	0.1
COMM 2015-LC21 B(5)				4.44%	6/11/2025	7/10/2048	242	239	-	240	0.1
INV 2024-IND E	SOFR	4.2%	4.24%	8.39%	9/17/2025	11/15/2041	178	178	-	178	0.0
ELP 2021-ELP J(5)	SOFR	3.7%	3.62%	7.88%	5/1/2025	11/15/2038	141	139	-	141	0.0
							$326,105	$228,782	$-	$230,352	57.1%
RMBS(6)
GSMBS 2023-CCM1 B2(5)				7.39%	7/17/2025	8/25/2053	$6,792	$6,762	$-	$6,758	1.7%
PRKCM 2023-AFC2 B2(5)				8.17%	6/11/2025	6/25/2058	4,786	4,786	-	4,799	1.2
VISIO 2023-2 B2(5)				7.71%	8/4/2025	10/25/2058	4,624	4,623	-	4,604	1.1
COLT 2025-6 B1(5)				7.21%	6/13/2025	8/25/2070	3,500	3,501	-	3,539	0.9
COLT 2024-7 B2				7.15%	9/16/2025	12/26/2069	3,478	3,492	-	3,402	0.8
NRZT 2024-NQM1 B2				7.99%	9/4/2025	3/25/2064	3,290	3,313	-	3,332	0.8
BRAVO 2024-NQM3 B2(5)				8.34%	7/9/2025	3/25/2064	3,256	3,310	-	3,287	0.8
NRZT 2023-NQM1 B1(5)				7.51%	7/8/2025	10/25/2063	3,000	3,007	-	3,032	0.8
COLT 2024-2 B2(5)				8.37%	7/16/2025	4/25/2069	2,500	2,537	-	2,533	0.6
PRKCM 2024-AFC1 B2(5)				8.42%	9/3/2025	3/25/2059	2,035	2,063	-	2,076	0.5
BRAVO 2024-NQM5 B2(5)				8.08%	7/17/2025	6/25/2064	2,000	2,028	-	2,024	0.5
RCKT 2024-CES2 B2(5)				9.69%	6/17/2025	4/25/2044	1,922	1,982	-	1,984	0.5
PRPM 2024-NQM3 B1				7.41%	9/12/2025	8/25/2069	1,500	1,512	-	1,514	0.4
COLT 2024-INV3 B2(5)				7.85%	8/5/2025	9/25/2069	1,420	1,429	-	1,428	0.4
COLT 2024-6 B2				7.51%	9/3/2025	11/25/2069	1,335	1,345	-	1,324	0.3

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments in debt securities (continued)
RMBS(6) (continued)
BRAVO 2024-NQM6 B2(5)				8.03%	8/13/2025	8/1/2064	1,300	1,316	-	1,307	0.3
PRKCM 2023-AFC3 B2(5)				7.65%	6/11/2025	9/25/2058	1,250	1,249	-	1,255	0.3
HOMES 2024-AFC1 B1(5)				6.89%	7/8/2025	8/25/2059	1,181	1,160	-	1,181	0.3
GCAT 2024-NQM2 B2(5)				8.01%	7/17/2025	6/25/2059	713	720	-	724	0.2
							$49,882	$50,135	-	$50,103	12.4%
CLOs
MF1 2022-FL9 C(5)	SOFR	3.7%	3.70%	7.83%	5/1/2025	6/19/2037	$2,878	$2,878	$-	$2,885	0.7%
MF1 2022-FL8 C(6)	SOFR	2.2%	2.20%	6.33%	6/24/2025	2/19/2037	448	440	-	442	0.1
							$3,326	$3,318	$-	$3,327	0.8%
Term Loans
BAYCLU TL B 1L 06/2031	SOFR	3.8%		7.74%	6/4/2025	6/30/2031	$1,284	$1,281	$-	$1,288	0.3%
							$1,284	$1,281	$-	$1,288	0.3%

Total investments - non-controlled/non-affiliated							$894,446	$786,936	$47,331	$793,353	196.6%
Total investments							$894,446	$786,936	$47,331	$793,353	196.6%
Cash and cash equivalents							20,949	20,949	-	20,949	5.2%
Total investments, cash and cash equivalents							$915,395	$807,885	$47,331	$814,302	201.8%
(1)For variable rate investments, which bear interest at a rate that is determined by reference to a benchmark index rate, primarily one-month term Secured Overnight Financing Rate ("SOFR"), the interest rate includes SOFR and other index rates, as applicable, in effect for each investment as of September 30, 2025. In certain cases, the interest rate is reflective of interest rate floors.
(2)Maturity date is based on the fully extended maturity date of the instrument for investments in loans or rated final distribution date for investments in debt securities; however investments may be repaid before such date.
(3)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is generally deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is generally deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company's outstanding voting securities. As of September 30, 2025, the Company did not own more than 5% of a portfolio company's outstanding voting securities.
(4)Investments in loans were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser, as the Valuation Designee (refer to Note 2 and Note 8), pursuant to the Company's valuation policy.
(5)All or a portion of the Company's investment has been pledged as collateral under the Company's secured debt agreements.
(6)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2025, non-qualifying assets represented 8.0% of the Company's total assets as calculated in accordance with regulatory requirements.

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)
ADDITIONAL INFORMATION

Interest Rate Derivatives	Counterparty	Company Receives(1)	Company Pays	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Royal Bank of Canada	SOFR	3.3%	9/8/2027	$20,000	$3
Interest rate swap	Royal Bank of Canada	SOFR	3.4%	4/1/2031	20,500	(59)
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/17/2029	7,000	(80)
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/6/2029	9,000	(96)
Interest rate swap	Royal Bank of Canada	SOFR	3.7%	8/19/2034	7,500	(111)
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/4/2029	12,000	(124)
Interest rate swap	Royal Bank of Canada	SOFR	4.3%	7/14/2034	8,500	(144)
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/9/2029	14,000	(149)
Interest rate swap	Royal Bank of Canada	SOFR	3.7%	7/15/2032	102,162	(1,088)
Total interest rate swaps					$200,662	$(1,848)
(1)For interest rate swap agreements, the Company generally receives one-month term SOFR.

Foreign Currency Derivatives	Counterparty	Currency Purchased	Currency Sold	Settlement Date	Fair Value
Foreign currency forward contract	Royal Bank of Canada	USD 2,934	GBP 2,151	10/28/2025	$38
Total foreign currency forward contracts					$38

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
1. ORGANIZATION
Blackstone Private Real Estate Credit and Income Fund ("BREC" or the "Company") is a Delaware statutory trust formed on October 14, 2024. The Company was formed to originate, acquire, finance and manage a portfolio consisting of a broad range of real estate-related investments in or relating to private and public debt, equity or other interests on a global basis, with a primary focus in the U.S. The Company may invest in, or originate, real estate-related debt and equity securities, including senior loans, mezzanine loans, subordinated debt, mortgage-backed securities ("MBS"), B-Notes, and collateralized loan obligations ("CLOs"). The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company is externally managed by Blackstone Real Estate Special Situations Advisors L.L.C. (the "Adviser"), a subsidiary of Blackstone Inc. ("Blackstone"), and intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). The six months ended September 30, 2025 represents the period from May 1, 2025 (commencement of operations) to September 30, 2025.
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

Realized gains or losses are measured as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized. Such gains and losses include investments charged-off during the period, net of recoveries, and are recorded within net realized gain (loss) on the consolidated statements of operations.

The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period, and is recorded within net unrealized gain (loss) on the consolidated statements of operations.
Valuation of Investments
The Company is required to report its investments at fair value, including those for which current market values are not readily available.

In accordance with Rule 2a-5 under the 1940 Act, the Board of Trustees of the Company (the "Board") designated the Adviser as the "Valuation Designee" to perform fair value determinations related to the Company's investments, subject to the Board's oversight. Any investments and other assets for which current market quotations are not readily available are valued at fair value as determined in good faith by the Valuation Designee pursuant to the Company's valuation procedures established by, and under the general supervision and responsibility of the Board.

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
Secured Debt, Net
The Company records investments financed with secured debt as separate assets and the related borrowings under any secured debt are recorded as separate liabilities on the Company's consolidated statement of assets and liabilities. Interest income earned on the investments and interest expense incurred on the secured debt are reported separately on the Company's consolidated statements of operations.

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
From time to time, the Company may enter into interest rate swaps or other derivative transactions to mitigate interest rate risk associated with the Company's fixed rate assets or liabilities. Changes in fair value of interest rate swaps entered into by the Company and not designated as hedging instruments are presented in net realized gains (losses) and net unrealized gains (losses) in the consolidated statements of operations. Periodic settlements of interest rate swaps entered into by the Company and not designated as hedging instruments are presented in net realized gains (losses) in the consolidated statements of operations.
Additionally, the Company may enter into forward currency contracts, which are obligations between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilizes forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated transactions entered into by the Company. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying transactions entered into by the Company, but establishes a rate of exchange in advance. Changes in the fair value of the foreign currency forwards are presented in net realized gains (losses) and net unrealized gain (loss) in the consolidated statements of operations.
Proceeds or payments from premiums and periodic settlements of derivative instruments are classified in the same section of the Company's consolidated statement of cash flows as the underlying hedged item.
Distributions
Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Company's earnings, financial condition, maintenance of the Company's tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of fees and discounts and amortizations of premiums and deferred expenses. Discounts from and premiums to par value of debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method, or a method that approximates the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan, any prepayment premiums, unamortized loan origination fees or discounts are recorded as interest income in the current period.
PIK Income
The Company may have loans in its portfolio that contain payment-in-kind ("PIK") provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company's consolidated statements of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Any non-cash PIK income will be included in the Company's investment company taxable income for the year of the accrual, even though the Company has not yet collected cash, and such income may be required to be paid out to shareholders in the form of dividends to satisfy the Company's annual distribution requirement for tax treatment as a RIC.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Non-Accrual Income
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any unamortized fees, premiums, or discounts are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending on the Company's judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in the Company's judgment, are likely to remain current. The Company may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.
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

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (iii) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.

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
Foreign Currency
In the normal course of business, the Company enters into transactions not denominated in United States (''U.S.") dollars. Investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the reporting date. Purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.
Foreign security and currency transactions may involve certain considerations and risks not typically associated with investing in securities denominated in U.S. dollars. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. dollar securities. Foreign exchange gains or losses arising on such transactions are presented in net realized gain (loss) and net unrealized gain (loss) in the Company's consolidated statements of operations.
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

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
3. INVESTMENTS
The following table details the composition of the Company's investments ($ in thousands):

	September 30, 2025
Type	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Outstanding Principal Balance	Fair Value
Investments in loans
Senior loans	21	6.5%	7/6/2030	$373,849	$368,283
Mezzanine loans	4	9.2%	12/25/2030	140,000	140,000
Subtotal	25	7.3%	8/22/2030	513,849	508,283
Investments in debt securities
CMBS	46	6.9%	1/1/2044	326,105	230,352
RMBS	19	7.8%	1/4/2062	49,882	50,103
CLO	2	7.6%	6/3/2037	3,326	3,327
Term loans	1	7.7%	6/30/2031	1,284	1,288
Subtotal	68	7.0%	1/12/2047	380,597	285,070
Total investments	93	7.2%	7/13/2036	$894,446	$793,353
(1)For variable rate investments, which bear interest at a rate that is determined by reference to a benchmark index rate, primarily one-month term Secured Overnight Financing Rate ("SOFR"), the interest rate includes SOFR and other index rates, as applicable, in effect for each investment as of September 30, 2025. In certain cases, the interest rate is reflective of interest rate floors.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument for investments in loans or rated final distribution date for investments in debt securities; however, investments may be repaid before such date.
The following table details the property type composition of the Company's investments ($ in thousands):

	September 30, 2025
Property type	Number of positions	Cost Basis	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Investments in loans
Residential	5	$213,438	$214,640	27%	53%
Retail	15	206,855	209,783	26%	52%
Office	3	75,385	76,083	10%	19%
Industrial	2	7,742	7,777	1%	2%
Subtotal	25	503,420	508,283	64%	126%
Investments in debt securities
Residential	32	113,750	114,108	15%	28%
Office	6	50,159	50,722	6%	13%
Hospitality	8	47,031	47,222	6%	12%
Industrial	15	42,122	42,065	5%	10%
Retail	5	21,883	22,291	3%	6%
Self-Storage	1	3,516	3,534	—%	1%
Other	1	5,055	5,128	1%	1%
Subtotal	68	283,516	285,070	36%	71%
Total investments	93	$786,936	$793,353	100%	197%

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table details the geographic composition of the Company's investments ($ in thousands):

	September 30, 2025
Geography	Number of positions	Cost Basis	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Investments in loans
United States
Northeast	17	$301,962	$305,416	38%	76%
Sunbelt	8	201,458	202,867	26%	50%
Subtotal	25	503,420	508,283	64%	126%
Investments in debt securities
United States
Sunbelt	31	136,951	137,554	18%	34%
Northeast	17	87,323	88,132	11%	22%
West	10	23,444	23,552	3%	6%
Midwest	7	19,565	19,718	2%	5%
Northwest	2	6,492	6,582	1%	2%
International	1	9,741	9,532	1%	2%
Subtotal	68	283,516	285,070	36%	71%
Total investments	93	$786,936	$793,353	100%	197%
The following table details the credit ratings of the Company's investments ($ in thousands):

	September 30, 2025
Credit Rating	Number of positions	Cost Basis	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Investments in loans
Not rated	25	$503,420	$508,283	64%	126%
Subtotal	25	503,420	508,283	64%	126%
Investments in debt securities
AA-	2	4,062	4,030	1%	1%
A	1	440	442	—%	—%
A-	4	12,241	12,256	2%	3%
BBB	2	1,108	993	—%	—%
BBB-	7	42,962	43,102	6%	11%
BB+	1	1,907	1,904	—%	—%
BB	9	40,430	40,910	5%	10%
BB-	13	73,711	74,658	9%	19%
B+	4	19,069	19,205	2%	5%
B	15	40,473	40,347	5%	10%
B-	7	30,556	30,687	4%	8%
Not rated	3	16,557	16,536	2%	4%
Subtotal	68	283,516	285,070	36%	71%
Total investments	93	$786,936	$793,353	100%	197%

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
4. BORROWINGS
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On April 1, 2025, the Company's sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of September 30, 2025, the Company's asset coverage was 205%.
As of September 30, 2025, the Company was in compliance with all covenants and other requirements of its outstanding credit agreements.
Secured Debt
The following table details the Company's secured debt ($ in thousands):

September 30, 2025
Secured credit facilities	$339,093
Asset-specific debt	45,603
Total secured debt	384,696
Deferred financing costs	(1,548)
Net book value of secured debt	$383,148
(1)Costs incurred in connection with the Company's secured debt are recorded on the Company's consolidated statement of assets and liabilities when incurred and recognized as a component of interest expense over the life of each related facility.
Secured Credit Facilities
The Company's secured credit facilities are generally in the form of master repurchase agreements and secured by certain of its investments in loans and debt securities. The following table details the Company's secured credit facilities ($ in thousands):

	September 30, 2025
	Borrowings			Collateral Pledged
Collateral Type	Weighted Average Rate	Borrowings	Weighted Average Maturity(1)	Number of Positions Pledged	Collateral(2)	Weighted Average Maturity(3)
Investments in loans
Morgan Stanley Bank, N.A.	5.6%	$114,599	7/13/2029	16	$154,056	7/23/2029
Barclays Bank PLC	5.8%	97,334	7/15/2030	4	153,423	7/15/2030
Canadian Imperial Bank of Commerce	—%	—	9/12/2027	—	—	—
Subtotal	5.6%	211,933	12/29/2029	20	307,479	1/14/2030
Investments in debt securities
Société Generale	5.3%	57,093	9/29/2026	23	93,693	3/7/2046
Royal Bank of Canada	5.5%	44,473	7/26/2026	11	64,703	1/29/2038
Canadian Imperial Bank of Commerce	5.3%	18,003	9/21/2026	8	23,713	11/1/2038
Citigroup Global Markets Inc.	5.4%	7,591	8/6/2026	5	11,583	5/14/2049
Subtotal	5.4%	127,160	9/2/2026	47	193,692	2/17/2043
Total	5.5%	$339,093	9/30/2028	67	$501,171	2/18/2035
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
The availability of funding under the Company's secured credit facilities is based on the amount of approved collateral, which is proposed by the Company at its discretion and approved by the respective counterparty in its discretion. Certain structural elements of the Company's secured credit facilities, including the limitation on recourse to it and facility economics, are influenced by the specific collateral portfolio construction of each facility, and therefore vary within and among the facilities. The recourse limitation to lenders ranges from 0% to 100%.
The Company's secured credit facilities generally permit it to increase or decrease the amount advanced against the pledged collateral in the Company's discretion within certain maximum/minimum amounts and frequency limitations. As of September 30, 2025, there was an aggregate $42.2 million available to be drawn at the Company's discretion under the Company's secured credit facilities.
Asset-Specific Debt
The Company's asset-specific debt is generally in the form of master loan and security agreements and is secured by certain investments in loans. The following table details the Company's asset-specific debt ($ in thousands):

	September 30, 2025
	Borrowings			Collateral Pledged
Collateral Type	Weighted Average Rate	Borrowings	Weighted Average Maturity(1)	Number of Positions Pledged	Collateral(2)	Weighted Average Maturity(3)
Investments in loans
HSBC	5.6%	$45,603	10/9/2030	1	$60,804	10/9/2030
Total	5.6%	$45,603	10/9/2030	1	$60,804	10/9/2030
(1)For investments in loans, the weighted-average maturity of borrowings outstanding is generally calculated based on the maximum maturity date of the collateral pledged, assuming all extension options are exercised by the borrower. In certain instances, the maturity date of the respective secured credit facility is used.
(2)Represents the fair market value of the collateral pledged.
(3)Weighted average maturity date is based on the fully extended maturity date of the instrument for investments in loans; however, investments may be repaid before such date.
Components of Interest Expense
The components of interest expense for the Company's secured debt were as follows ($ in thousands):

	For the Three Months Ended September 30, 2025	For the Six Months Ended September 30, 2025
Interest incurred on amounts borrowed	$4,973	$5,463
Amortization of deferred financing costs	148	166
Total interest expense	$5,121	$5,629
5. DERIVATIVES
The objective of the Company's use of derivative financial instruments is to minimize the risks and/or costs associated with the Company's investments and/or financing transactions. These derivatives may or may not qualify under the hedge accounting requirements of ASC 815 – "Derivatives and Hedging." Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks. Refer to Note 2 for additional discussion of derivatives. As of September 30, 2025, the Company has not designated any derivatives as hedges.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The use of derivative financial instruments involves certain risks, including the risk that the counterparties to these contractual arrangements do not perform as agreed. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties that have appropriate credit ratings and are major financial institutions with which the Company and its affiliates generally also have other financial relationships.
Interest Rate Contracts
Certain of the Company's transactions expose the Company to interest rate risks. The Company uses derivative financial instruments, which may include interest rate swaps, caps, options, floors, and other interest rate derivative contracts, to limit the Company's exposure to the future variability of interest rates.
The following table details the Company's outstanding interest rate derivatives ($ in thousands):

	September 30, 2025
Interest Rate Derivatives	Counterparty	Company Receives(1)	Company Pays	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Royal Bank of Canada	SOFR	3.3%	9/8/2027	$20,000	$3
Interest rate swap	Royal Bank of Canada	SOFR	3.4%	4/1/2031	20,500	(59)
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/17/2029	7,000	(80)
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/6/2029	9,000	(96)
Interest rate swap	Royal Bank of Canada	SOFR	3.7%	8/19/2034	7,500	(111)
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/4/2029	12,000	(124)
Interest rate swap	Royal Bank of Canada	SOFR	4.3%	7/14/2034	8,500	(144)
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/9/2029	14,000	(149)
Interest rate swap	Royal Bank of Canada	SOFR	3.7%	7/15/2032	102,162	(1,088)
Total interest rate swaps					$200,662	$(1,848)
(1)For interest rate swap agreements, the Company generally receives one-month term SOFR.
Foreign Currency Forward Contracts
Certain of the Company's international investments have exposure to fluctuations in foreign interest rates and currency exchange rates. These fluctuations may impact the value of the Company's cash receipts and cash payments in terms of the Company's functional currency, the U.S. dollar. The Company uses foreign currency forward contracts to protect the value or fix the amount of certain investments or cash flows in terms of the U.S. dollar.
The following table details the Company's outstanding foreign currency forward contracts ($ in thousands):

	September 30, 2025
Foreign Currency Derivatives	Counterparty	Currency Purchased	Currency Sold	Settlement Date	Fair Value
Foreign currency forward contract	Royal Bank of Canada	USD 2,934	GBP 2,151	10/28/2025	$38
Total foreign currency forward contracts					$38

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Financial Statement Impact
The following table details the Company's outstanding derivatives ($ in thousands):

	September 30, 2025
	Fair Value of Derivatives in an Asset Position	Fair Value of Derivatives in a Liability Position
Foreign currency forward contract	$38	$—
Interest rate swap	3	(1,851)
Total	$41	$(1,851)
The following tables present the effect of the Company's derivative financial instruments on its consolidated statements of operations ($ in thousands):

	For the Three Months Ended September 30, 2025
	Interest Rate Swaps	Foreign Currency Forward Contract	Total
Unrealized gain (loss)	$(482)	$38	$(444)
Realized gain	316	—	316
Total	$(166)	$38	$(128)

	For the Six Months Ended September 30, 2025
	Interest Rate Swaps	Foreign Currency Forward Contract	Total
Unrealized gain (loss)	$(1,848)	$38	$(1,810)
Realized gain	311	52	363
Total	$(1,537)	$91	$(1,447)
Credit-Risk Related Contingent Features
The Company has entered into agreements with certain of the Company's derivative counterparties that contain provisions whereby if the Company was to default on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Company may also be declared in default on the Company's derivative obligations. In addition, certain of the Company's agreements with the Company's derivative counterparties require that the Company post collateral to restricted cash accounts when a derivative is in a liability position. As of September 30, 2025, the Company was in a net liability position with the Company's counterparties and has posted collateral of $1.7 million.
6. NET ASSETS
The following tables present transactions in Common Shares ($ in thousands):

	For the Three Months Ended September 30, 2025
	Shares	Amount
Subscriptions	6,864,858	$175,000
Share repurchases	—	—
Net increase	6,864,858	$175,000

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	For the Six Months Ended September 30, 2025
	Shares	Amount
Subscriptions	$15,660,394	$395,503
Share repurchases	—	—
Net increase	$15,660,394	$395,503
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
The following table presents each month-end NAV per share for the Common Shares for the three and six months ended September 30, 2025:

For the Months Ended	NAV per Share
May 31, 2025	$25.09
June 30, 2025	$25.22
July 31, 2025	$25.50
August 31, 2025	$25.61
September 30, 2025	$25.77
Distributions
The Board authorizes and declares monthly distribution amounts per share of the Company's Common Shares. The following table presents distributions that were declared and payable during the six months ended September 30, 2025 ($ in thousands, except per share amounts):

Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
May 30, 2025	May 31, 2025	June 27, 2025	$0.1302	$260
June 30, 2025	June 30, 2025	July 28, 2025	0.1359	1,196
July 31, 2025	July 31, 2025	August 27, 2025	0.1419	1,417
August 31, 2025	August 31, 2025	September 29, 2025	0.1541	2,022
September 30, 2025	September 30, 2025	October 27, 2025	0.1707	2,673
Total			$0.7328	$7,568
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

The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares ($ in thousands, except per share amounts):

	For the Six Months Ended September 30, 2025
Source of Distribution	Per Share	Amount
Net investment income	$0.7328	$7,568
Net realized gains	—	—
Total	$0.7328	$7,568

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Share Repurchase Program
If, during any quarter, any shareholder requests the repurchase of any of its Common Shares, and if the Board deems doing so to be in the Company's best interests and the best interests of shareholders, all other shareholders will be notified and, in the second month of the following quarter, the Company will conduct a tender offer to purchase Common Shares in an amount determined by the Board to be appropriate in light of written requests received from shareholders, which amount is expected to be 5% of aggregate NAV as of the most recently completed quarter. The Company intends to conduct tender offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the 1940 Act.
There have been no share repurchases during the three or six months ended September 30, 2025.
7. FINANCIAL HIGHLIGHTS
The following are the Company's financial highlights ($ in thousands):

Per Share Data:(1)	For the Six Months Ended September 30, 2025
Net asset value, beginning of period	$25.00
Net investment income	0.96
Net unrealized and realized gains	0.54
Net increase in net assets resulting from operations	1.50
Distributions from net investment income (2)	(0.73)
Distributions from net realized gains (2)	—
Net decrease in net assets from shareholders' distributions	(0.73)
Total increase in net assets	0.77
Net asset value, end of period	$25.77
Shares outstanding, end of period	15,660,394
Total return based on NAV (3)	6.1%
Ratios:
Ratio of net expenses to average net assets (4)	5.6%
Ratio of net investment income to average net assets (4)	9.7%
Portfolio turnover rate(5)	11.5%
Supplemental Data:
Net assets, end of period	$403,534
Asset coverage ratio	205.3%
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
(4)For the six months ended September 30, 2025, amounts are annualized except for organizational costs, and excise tax, if any. For the six months ended September 30, 2025, the ratio of total operating expenses to average net assets was 9.8%, on an annualized basis, excluding the effect of expense support/(recoupment).
(5)The Company commenced operations on May 1, 2025. As a result, all investments in the Company's portfolio were purchased during the six months ended September 30, 2025.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
8. FAIR VALUES
Assets and Liabilities Carried at Fair Value
The following table summarizes the fair value hierarchy of the Company's assets and liabilities carried at fair value ($ in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investments in loans	$—	$—	$508,283	$508,283
Investments in debt securities	—	285,070	—	285,070
Derivatives	—	41	—	41
Total	$—	$285,111	$508,283	$793,394
Liabilities:
Derivatives	$—	$(1,851)	$—	$(1,851)
Total	$—	$(1,851)	$—	$(1,851)
The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value ($ in thousands):

Investments in Loans	Six Months Ended September 30, 2025
Fair value, beginning of period	$—
Principal fundings of investments in loans	537,133
Origination and other fees received on investments in loans	(2,383)
Principal collections from investments in loans	(32,913)
Net accretion of discount and amortization of premium on investments	1,582
Net unrealized gain	4,864
Fair value, end of period	$508,283
The following table presents quantitative information about the significant unobservable inputs used in the valuation of the Company’s Level 3 financial instruments ($ in thousands). This table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company's determination of fair value.

	September 30, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate(1)	Impact to Valuation from an Increase in Input
Assets
Investments in loans	$508,283	Yield method	Market yield	7.5%	Decrease
(1)The significant unobservable input used in the valuation of the Company's investment in loans is the market yield which ranged from 5.4% to 10.0%.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Financial Instruments Not Carried at Fair Value
The following table presents the fair value measurements and hierarchy of the Company's financial assets and liabilities not recorded at fair value ($ in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$20,949	$—	$—	$20,949
Restricted cash	1,735	—	—	1,735
Financial liabilities:
Secured debt, net	—	384,696	—	384,696
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
During the three and six months ended September 30, 2025, the Company incurred administrative services expenses of $0.1 million and $0.2 million, respectively.

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
The following table presents a summary of the expense payments and related reimbursement payments since the Company's commencement of operations ($ in thousands):

For the Month Ended	Expense Payments by Adviser	Reimbursement to Adviser	Unreimbursed Expense Payments
May 31, 2025	$2,241	$—	$2,241
June 30, 2025	1,474	—	1,474
July 31, 2025	482	—	482
August 31, 2025	1,118	—	1,118
September 30, 2025	416	—	416
Total	$5,731	$—	$5,731
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
Affiliate Services
The Company has engaged certain portfolio companies owned by Blackstone-advised investment vehicles, to provide, as applicable, management services and operations services, and corporate support services. The following table details the amounts incurred for affiliate service provides ($ in thousands):

	Three Months Ended September 30, 2025	Six Months Ended September 30, 2025
Revantage Corporate Services, LLC (1)	$1	$1
BRIO Real Estate, LLC (2)	151	171
Total	$152	$172

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
Other Transactions
For the six months ended September 30, 2025, the Company closed on $292.6 million of loan commitments for seven loans to unaffiliated third parties in which Blackstone-advised investment vehicles also invested at the same level of the capital structure on a pari passu basis.
As of September 30, 2025, the Company owned investments in debt securities issued by affiliates of other Blackstone-advised vehicles with a total fair value of $61.5 million, or 22% of total investments of debt securities.
10. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments Under Investments in Loans
As of September 30, 2025, the Company had aggregate unfunded commitments of $47.3 million across eight loans, and $26.4 million of committed or identified financings for those commitments, resulting in net unfunded commitments of $21.0 million. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. The Company's loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing the Company's loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. The Company expects to fund the Company's loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 4.0 years.
Expense Support and Conditional Reimbursement Agreement
As of September 30, 2025, pursuant to the Expense Agreement the Adviser paid $5.7 million of the Company's expenses on its behalf. Refer to Note 9 for further discussion of the Expense Agreement.
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

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
12. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2025, except as discussed below.
October Subscriptions and Distribution Declaration
The Company received $240.0 million of net proceeds relating to the issuance of Common Shares for subscriptions effective October 1, 2025.
On October 31, 2025, the Company's Board declared net distributions of $0.1718 per Common Share, which is payable on or about November 28, 2025, to shareholders of record as of October 31, 2025.
November Subscriptions
The Company received $60.0 million of net proceeds relating to the issuance of the Common Shares for subscriptions effective November 1, 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to "Blackstone Private Real Estate Credit and Income Fund," "Company," "BREC," "we," "us," or "our" refer to Blackstone Private Real Estate Credit and Income Fund and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2025. In addition to historical data, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which reflect the Company's current views with respect to, among other things, its business, operations and financial performance. These forward-looking statements can be identified by the use of words such as "intend," "goal," "estimate," "expect," "project," "projections," "plans," "seeks," "anticipates," "should," "could," "may," "designed to," "foreseeable future," "believe," "scheduled," and similar expressions. Such forward-looking statements are subject to various risks, uncertainties and assumptions. The Company's actual results or outcomes may differ materially from those in this discussion and analysis as a result of various factors, including but not limited to those discussed in Item 1A. Risk Factors in the Company's Registration Statement on Form 10 dated July 11, 2025, as updated from time to time by the Company's periodic filings with the SEC.
The six months ended September 30, 2025, represent the period from May 1, 2025 (commencement of operations) to September 30, 2025.
Overview
Blackstone Private Real Estate Credit and Income Fund ("BREC" or the "Company") is a Delaware statutory trust formed on October 14, 2024. The Company was formed to originate, acquire, finance and manage a portfolio consisting of a broad range of real estate-related investments in or relating to private and public debt, equity or other interests on a global basis, with a primary focus in the U.S. The Company may invest in, or originate, real estate-related debt and equity securities, including senior loans, mezzanine loans, subordinated debt, mortgage-backed securities ("MBS"), B-Notes, and collateralized loan obligations ("CLOs"). The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company is externally managed by Blackstone Real Estate Special Situations Advisors L.L.C. (the "Adviser"), a subsidiary of Blackstone Inc. ("Blackstone"), and intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). The six months ended September 30, 2025 represents the period from May 1, 2025 (commencement of operations) to September 30, 2025.
Macroeconomic Environment
During the third quarter, real estate transaction activity continued to strengthen supported by the decline in construction starts and continuing low supply, as well as continuing improvement in the cost and availability of debt. Until September 2025, the Federal Reserve had held interest rates steady this year. Despite the interest rate reductions in September 2025 and October 2025, rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023. Continued deceleration in inflation should also encourage further lowering of interest rates, which would be constructive for real estate values. It remains difficult to predict the full impact of recent and any future changes with respect to interest rates or inflation.
Tariff announcements in the U.S. and ongoing global trade negotiations have contributed to significant uncertainty and volatility of debt and equity markets. Nevertheless, a resurfacing of policy-driven uncertainty or market volatility could adversely affect us, our borrowers, their tenants and the value of the real estate assets related to our investments. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and adversely affect the Company and its financial performance.
Performance
The following table details the Company's total return:

September 30, 2025
Year-to-date total return(1)	6.1%
(1)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested) divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any. Return is calculated from May 1, 2025 (commencement of operations) through September 30, 2025, and is not annualized.

Portfolio Overview
During the three months ended September 30, 2025, the Company originated or purchased $217.6 million of loan commitments and acquired $161.1 million of investments in debt securities. The Company generated net investment income of $8.7 million during the three months ended September 30, 2025.
The following table details the composition of the Company's investments ($ in thousands):

	September 30, 2025
Type	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Outstanding Principal Balance	Fair Value
Investments in loans
Senior loans	21	6.5%	7/6/2030	$373,849	$368,283
Mezzanine loans	4	9.2%	12/25/2030	140,000	140,000
Subtotal	25	7.3%	8/22/2030	513,849	508,283
Investments in debt securities
CMBS	46	6.9%	1/1/2044	326,105	230,352
RMBS	19	7.8%	1/4/2062	49,882	50,103
CLO	2	7.6%	6/3/2037	3,326	3,327
Term loans	1	7.7%	6/30/2031	1,284	1,288
Subtotal	68	7.0%	1/12/2047	380,597	285,070
Total investments	93	7.2%	7/13/2036	$894,446	$793,353
(1)For variable rate investments, which bear interest at a rate that is determined by reference to a benchmark index rate, primarily one-month term Secured Overnight Financing Rate ("SOFR"), the interest rate includes SOFR and other index rates, as applicable, in effect for each investment as of September 30, 2025. In certain cases, the interest rate is reflective of interest rate floors.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument for investments in loans or rated final distribution date for investments in debt securities; however, investments may be repaid before such date.
The charts below detail the geographic location and types of properties securing the Company's investments in loans and debt securities, as of September 30, 2025:
Geographic Diversification (1)(2)
Collateral Diversification (1)(2)
(1)Allocation determined based on the fair market value of the Company's investments in loans in debt securities.
(2)Assets with multiple components are proportioned into the relevant geographic region or collateral type based on the allocated value of each underlying collateral asset.

Portfolio Financing
The following table details the Company's secured debt ($ in thousands):

September 30, 2025
Secured credit facilities	$339,093
Asset-specific debt	45,603
Total secured debt	384,696
Deferred financing costs	(1,548)
Net book value of secured debt	$383,148
(1)Costs incurred in connection with the Company's secured debt are recorded on the Company's consolidated statement of assets and liabilities when incurred and recognized as a component of interest expense over the life of each related facility.
Secured Credit Facilities
The Company's secured credit facilities are generally in the form of master repurchase agreements and secured by certain of its investments in loans and debt securities. The following table details the Company's secured credit facilities ($ in thousands):

	September 30, 2025
	Borrowings			Collateral Pledged
Collateral Type	Weighted Average Rate	Borrowings	Weighted Average Maturity(1)	Number of Positions Pledged	Collateral(2)	Weighted Average Maturity(3)
Investments in loans
Morgan Stanley Bank, N.A.	5.6%	$114,599	7/13/2029	16	$154,056	7/23/2029
Barclays Bank PLC	5.8%	97,334	7/15/2030	4	153,423	7/15/2030
Canadian Imperial Bank of Commerce	—%	—	9/12/2027	—	—	—
Subtotal	5.6%	211,933	12/29/2029	20	307,479	1/14/2030
Investments in debt securities
Société Generale	5.3%	57,093	9/29/2026	23	93,693	3/7/2046
Royal Bank of Canada	5.5%	44,473	7/26/2026	11	64,703	1/29/2038
Canadian Imperial Bank of Commerce	5.3%	18,003	9/21/2026	8	23,713	11/1/2038
Citigroup Global Markets Inc.	5.4%	7,591	8/6/2026	5	11,583	5/14/2049
Subtotal	5.4%	127,160	9/2/2026	47	193,692	2/17/2043
Total	5.5%	$339,093	9/30/2028	67	$501,171	2/18/2035
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

Asset-Specific Debt
The Company's asset-specific debt is generally in the form of master loan and security agreements and is secured by certain investments in loans. The following table details the Company's asset-specific debt ($ in thousands):

	September 30, 2025
	Borrowings			Collateral Pledged
Collateral Type	Weighted Average Rate	Borrowings	Weighted Average Maturity(1)	Number of Positions Pledged	Collateral(2)	Weighted Average Maturity(3)
Investments in loans
HSBC	5.6%	$45,603	10/9/2030	1	$60,804	10/9/2030
Total	5.6%	$45,603	10/9/2030	1	$60,804	10/9/2030
(1)For investments in loans, the weighted-average maturity of borrowings outstanding is generally calculated based on the maximum maturity date of the collateral pledged, assuming all extension options are exercised by the borrower. In certain instances, the maturity date of the respective secured credit facility is used.
(2)Represents the fair market value of the collateral pledged.
(3)Weighted average maturity date is based on the fully extended maturity date of the instrument for investments in loans; however, investments may be repaid before such date.

Results of Operations
On May 1, 2025, the Company commenced operations and accepted $50.0 million of subscriptions.
The following table presents the Company's consolidated results of operations ($ in thousands):

Three Months Ended September 30, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$14,196
Total investment income	14,196
Expenses:
Interest expense	5,121
Other general & administrative	1,404
Organizational costs	662
Amortization of continuous offering costs	199
Total expenses	7,386
Expense support	(2,016)
Net expenses	5,370
Net investment income before tax expense	8,826
Excise tax expense	134
Net investment income after tax expense	8,692
Realized and unrealized gain (loss):
Unrealized gain (loss):
Non-controlled/non-affiliated investments	4,094
Derivative instruments	(444)
Foreign currency transactions	(210)
Net unrealized gain	3,440
Realized gain (loss):
Non-controlled/non-affiliated investments	259
Derivative instruments	316
Foreign currency transactions	118
Net realized gain	693
Net realized and unrealized gain	4,133
Net increase in net assets resulting from operations	$12,825
Investment Income
Total investment income was $14.2 million for the three months ended September 30, 2025, driven by the Company's deployment of capital. The average size of the Company's loan portfolio at fair value was $464.1 million with a weighted average coupon of 7.1% for the three months ended September 30, 2025. The average size of the Company's debt securities portfolio at fair value was $240.9 million with a weighted average coupon of 6.9% for the three months ended September 30, 2025.
Net Expenses
Total interest expense of $5.1 million for the three months ended September 30, 2025, was driven by $355.7 million of average borrowings for the three months ended September 30, 2025, with a weighted average cost of 5.6%. Additionally, the Company incurred other general and administrative expenses of $1.4 million, organization costs of $0.7 million, and amortized offering costs of $0.2 million for the three months ended September 30, 2025. These expenses were offset by expense support received under the Expense Agreement with the Adviser of $2.0 million. Refer to Note 9 of the Company's consolidated financial statements for additional details of the Expense Agreement.

Net Unrealized Gain/(Loss)
Net unrealized gain of $3.4 million for the three months ended September 30, 2025 was driven by net unrealized gains on investments in loans of $2.9 million and investments in debt securities of $1.2 million, offset by an unrealized loss on derivative instruments of $0.4 million and an unrealized loss on foreign currency transactions of $0.2 million.
Net Realized Gains (Losses)
Net realized gains of $0.7 million were driven by settlements of the Company's derivative instruments of $0.3 million, sales of non-controlled non-affiliated investments of $0.3 million, and foreign currency transactions of $0.1 million for the three months ended September 30, 2025.
The following table presents the Company's consolidated results of operations ($ in thousands):

Six Months Ended September 30, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$16,348
Total investment income	16,348
Expenses:
Interest expense	5,629
Other general & administrative	3,467
Organizational costs	2,277
Amortization of continuous offering costs	304
Total expenses	11,677
Expense support	(5,731)
Net expenses	5,946
Net investment income before tax expense	10,402
Excise tax expense	134
Net investment income after tax expense	10,268
Realized and unrealized gain (loss):
Unrealized gain (loss):
Non-controlled/non-affiliated investments	6,610
Derivative instruments	(1,810)
Foreign currency transactions	(210)
Net unrealized gain	4,590
Realized gain (loss):
Non-controlled/non-affiliated investments	260
Derivative instruments	363
Foreign currency transactions	118
Net realized gain	741
Net realized and unrealized gain	5,331
Net increase in net assets resulting from operations	$15,599
Investment Income
Total investment income was $16.3 million for the six months ended September 30, 2025, driven by the Company's deployment of capital. The average size of the Company's loan portfolio at fair value was $359.3 million with a weighted average coupon of 7.1% for the six months ended September 30, 2025. The average size of the Company's debt securities portfolio at fair value was $182.5 million with a weighted average coupon of 7.0% for the six months ended September 30, 2025.

Net Expenses
Total interest expense of $5.6 million for the six months ended September 30, 2025, was driven by $277.4 million of average borrowings for the six months ended September 30, 2025, with a weighted average cost of 5.6%. Additionally, the Company incurred other general and administrative expenses of $3.5 million, organization costs of $2.3 million, and amortized offering costs of $0.3 million for the six months ended September 30, 2025. These expenses were offset by expense support received under the Expense Agreement with the Adviser of $5.7 million. Refer to Note 9 of the Company's consolidated financial statements for additional details of the Expense Agreement.
Net Unrealized Gain/(Loss)
Net unrealized gain of $4.6 million for the six months ended September 30, 2025 was driven by net unrealized gains on investments in loans of $4.9 million and investments in debt securities of $1.6 million, offset by an unrealized loss on derivative instruments of $1.8 million and an unrealized loss on foreign currency transactions of $0.2 million.
Net Realized Gains (Losses)
Net realized gains of $0.7 million were driven by settlements of the Company's derivative instruments of $0.4 million, sales of non-controlled non-affiliated investments of $0.3 million, and foreign currency transactions of $0.1 million for the six months ended September 30, 2025.
Income Taxes, Including Excise Tax
The Company intends to elect to be treated as a RIC under Subchapter M of the Code, and intends to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its "investment company taxable income" for that year (determined without regard to the deduction for dividends paid), which is generally its net ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income, if any.

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (iii) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.
For the three and six months ended September 30, 2025, the Company has incurred an excise tax of $0.1 million.
Liquidity and Capital Resources
Capitalization
The Company has capitalized its business to date primarily through the issuance and sale of its common shares of beneficial interest ("Common Shares"), and secured debt. As of September 30, 2025, the Company's capitalization structure included $403.5 million of net asset value and $384.7 million of secured debt. Refer to Notes 4 and 6 to the Company's consolidated financial statements for additional details regarding its secured debt and net asset value.
The following table presents the Company's debt-to-equity ratio:

September 30, 2025
Debt-to-equity ratios(1)	0.9x
(1)Represents the ratio of (i) total outstanding secured debt, less cash, to (ii) total net asset value. The debt amounts included in the calculation above use gross outstanding principal balances, excluding any unamortized deferred financing costs and discounts.

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2025, the Company had an aggregate principal amount of $384.7 million of debt outstanding and its asset coverage ratio was 205%.
Sources of Liquidity
The Company's primary sources of liquidity include cash and cash equivalents, available borrowings under its secured debt, and net receivables from servicers related to loan repayments, which are set forth in the following table ($ in thousands):

September 30, 2025
Cash and cash equivalents	$20,949
Available borrowings under secured debt	42,200
Loan principal payments held by servicer, net(1)	127
Total	$63,276
(1)Represents loan principal payments held by third-party servicers as of the consolidated statement of assets and liabilities date that were remitted to the Company during the subsequent remittance cycle, net of the related secured debt balance.
The Company generates cash primarily from the proceeds of its continuous offering of Common Shares, proceeds from net borrowings under secured debt agreements, net income earned, and principal repayments of its investments in loans and debt securities. In addition, the Company held $231.4 million of unencumbered investments that could serve as collateral for additional borrowings as of September 30, 2025, which could represent additional liquidity.
Uses of Liquidity
The primary uses of the Company's liquidity are for (i) making investments, (ii) debt service, repayments, and other financing costs, (iii) repurchases of Common Shares, (iv) cash distributions to holders of Common Shares, and (v) general corporate operating costs. The Company's aggregate liquidity of $63.3 million as of September 30, 2025, proceeds from new financing arrangements, and the continuous offering of Common Shares is expected to be sufficient for the Company's investing activities and operations in the near term.
As of September 30, 2025, the Company had unfunded commitments of $47.3 million related to eight loans receivable and $26.4 million of committed or identified financing for those commitments resulting in net unfunded commitments of $21.0 million. The unfunded loan commitments generally comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. Loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing the Company's loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. The Company expects to fund its loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 4.0 years.
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

The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares ($ in thousands, except per share amounts):

	For the Six Months Ended September 30, 2025
Source of Distribution	Per Share	Amount
Net investment income	$0.7328	$7,568
Net realized gains	—	—
Total	$0.7328	$7,568

Contractual Obligations and Commitments
The Company's contractual obligations and commitments as of September 30, 2025 were as follows ($ in thousands):

	Payment Timing
	Total Obligation	Less than 1 Year(1)	1 to 3 Years	3 to 5 Years	More than 5 years
Unfunded private loan commitments(2)	$47,330	$—	$19,136	$2,500	$25,694
Principal repayments under secured debt	384,696	132,127	19,699	187,267	45,603
Interest payments(3)(4)	64,713	14,657	27,398	22,594	64
Total	$496,739	$146,784	$66,234	$212,361	$71,361
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
(3)For investments in loans, the weighted-average maturity of borrowings outstanding is generally calculated based on the maximum maturity date of the collateral pledged, assuming all extension options are exercised by the borrower. In certain instances, the maturity date of the respective secured debt facility is used. For investments in debt securities, the Company's secured debt is generally aligned to a one-year maturity and extended on an as needed basis by the Company.
(4)Represents interest payments on the Company's secured debt. Future interest payment obligations are estimated assuming the interest rates in effect as of September 30, 2025 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.
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
Cash Flows
The following table provides a breakdown of the net change in the Company's cash and cash equivalents ($ in thousands):

For the Six Months Ended September 30, 2025
Cash flows used in operating activities	$(752,651)
Cash flows provided by financing activities	775,335
Net increase in cash, cash equivalents and restricted cash	$22,684
The Company experienced an increase in cash and cash equivalents of $22.7 million for the six months ended September 30, 2025. During the six months ended September 30, 2025, the Company (i) borrowed a net $384.7 million under secured debt agreements and (ii) received proceeds of $395.5 million from the sale of Common Shares. Also, during the six months ended September 30, 2025, the Company (i) funded $537.1 million of loans and (ii) acquired $320.4 million of debt securities.
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

Realized gains or losses are measured as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized. Such gains and losses include investments charged-off during the period, net of recoveries, and are recorded within net realized gain (loss) on the consolidated statements of operations.

The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period, and is recorded within net unrealized gain (loss) on the consolidated statements of operations.
Valuation of Investments
The Company is required to report its investments at fair value, including those for which current market values are not readily available.

In accordance with Rule 2a-5 under the 1940 Act, the Board of Trustees of the Company (the "Board") designated the Adviser as the "Valuation Designee" to perform fair value determinations related to the Company's investments, subject to the Board's oversight. Any investments and other assets for which current market quotations are not readily available are valued at fair value as determined in good faith by the Valuation Designee pursuant to the Company's valuation procedures established by, and under the general supervision and responsibility of the Board.

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

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (iii) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Investment Portfolio Net Interest Income
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of market interest rates. The Company intends to fund portions of investments with borrowings, and at such time, net investment income will be affected by the difference between the rate at which the Company invests and the rate at which the Company borrows. Accordingly, the Company cannot assure shareholders that a significant change in market interest rates will not have a material adverse effect on net investment income.
In a declining interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing net income and potentially adversely affecting operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing net income as indicated per the table below.
As of September 30, 2025, 59% of the Company's aggregate loans and debt securities by principal balance earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to changing interest rates, subject to the impact of interest rate floors on certain investments and derivatives used by the Company.
The following table projects the impact on the Company's interest income and expense for the twelve-month period following September 30, 2025, of an increase in the various floating-rate indices referenced by its portfolio inclusive of the impact of derivatives, assuming no change in credit spreads, portfolio composition, or asset performance, relative to the average indices during the three months ended September 30, 2025 ($ in thousands):

	Interest Rate Sensitivity as of September 30, 2025
	Increase in Rates		Decrease in Rates
Collateral Type	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Floating rate assets	$2,331	$4,664	$(2,326)	$(4,608)
Floating rate liabilities	(1,923)	(3,847)	1,923	3,847
Derivatives(1)	1,003	2,007	(1,003)	(2,007)
Net exposure	$1,411	$2,824	$(1,406)	$(2,768)
(1)Reflects the incremental amounts of net interest the Company would pay or receive under its outstanding interest rate derivative contracts as of September 30, 2025.
Investment Portfolio Value
As of September 30, 2025, 41% of the Company's aggregate loans and debt securities by principal balance earned a fixed rate of interest, so the value of such investments is impacted by changes in market interest rates. In certain cases, the Company has entered into interest rate swaps or other derivative contracts to mitigate the impact of changes in market interest rates on its net asset value.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors" in the Company's Registration Statement on Form 10 dated July 11, 2025, as updated from time to time by the Company's periodic filings with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Refer to the Company's Current Reports on Form 8-K filed with SEC on August 22, 2025 and September 22, 2025 for information about unregistered sales of its equity securities during the quarter.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Second Amended and Restated Declaration of Trust, dated as of April 30, 2025 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10, filed on May 2, 2025).

3.2	Amended and Restated By-laws, dated as of April 30, 2025 (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10, filed on May 2, 2025).

10.1	Master Repurchase Agreement by and between Canadian Imperial Bank of Commerce and RE BDC Loans 1, LLC, dated as of September 12, 2025.

10.2	Guaranty made by the Company in favor of Canadian Imperial Bank of Commerce, dated as of September 12, 2025.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Blackstone Private Real Estate Credit and Income Fund

Date:	11/12/2025	/s/ Brian Kim
Brian Kim
Chief Executive Officer
(Principal Executive Officer)

Date:	11/12/2025	/s/ David Rosen
David Rosen
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)