Form 10-K
period 2025-12-31
Blackstone Private Real Estate Credit & Income Fund
filed 2026-02-27
CIK 2049733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to __________
Commission File Number 814-01853

Blackstone Private Real Estate Credit and Income Fund
(Exact name of Registrant as specified in its Charter)
_____________________________________________________________________________________________________________________________________________________

Delaware	33-6657275

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue New York, New York	10154
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 583-5000
________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act: Common Shares of Beneficial Interest, par value $0.01 per share
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is currently no established public market for the Registrant's Common Shares of beneficial interest, $0.01 par value per share (“Common Shares”).
The number of Common Shares outstanding as of February 27, 2026 was 31,695,136.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS; RISK FACTOR SUMMARY
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Blackstone Private Real Estate Credit and Income Fund (together, with its consolidated subsidiaries, the "Company," "BREC," "we," "us" or "our"), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as "anticipates," "expects," "intends," "plans," "will," "may," "continue," "believes," "seeks," "estimates," "would," "could," "should," "targets," "projects," "outlook," "potential," "predicts" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our future operating results;
•our business prospects and the performance of properties securing or underlying our investments;
•changes in political, economic or real estate market conditions, the inflation and interest rate environment or conditions affecting the financial and capital markets;
•our ability to raise sufficient capital and repurchase shares to execute our investment strategy;
•our contractual arrangements and relationships with third parties;
•our current and expected financial arrangements and investments;
•the adequacy of our cash resources, financing sources and working capital;
•the timing and amount of cash flows, distributions and dividends, if any, from our investments;
•risks associated with the demand for liquidity under our share repurchase program and the continued approval of quarterly tender offers by the Board of Trustees of the Company;
•actual and potential conflicts of interest with Blackstone Real Estate Special Situations Advisors L.L.C. (the "Adviser") or any of its affiliates;
•the dependence of our future success on the general economy and its effect on our investments;
•our ability to qualify for and maintain our qualification as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code") and as a business development company ("BDC");
•the timing, form and amount of any distributions;
•the impact of fluctuations in interest rates on our business;
•the valuation of our investments, particularly those having no liquid trading market;
•the impact of changes to generally accepted accounting principles;
•the impact of changes to tax legislation and, generally, our tax position;
•the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments; and
•the ability of the Adviser and its affiliates to attract and retain highly talented professionals.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled "Item 1A. Risk Factors" and elsewhere in this report. These projections and forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. This Annual Report on Form 10-K ("Annual Report") contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.
Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended.
Risk Factor Summary
The following is only a summary of the principal risks that may materially adversely affect the Company's business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled "Item 1A. Risk Factors" in this report.
Risks Related to the Company's Business and Structure
•The Company has a limited operating history.
•The Company's ability to achieve the investment objectives depends on the ability of the Adviser to manage and support the Company's investment process largely through relationships with borrowers.
•The Company's investment strategy, asset allocation and financing strategy may be changed without shareholder consent.

•The Company operates in a competitive market for lending and investment opportunities, and could also affect the yields of these investments and have a material adverse effect on the Company's business, financial condition and results of operations.
•A large proportion of the common shares are concentrated in a small number of shareholders, including affiliates of the Adviser.
•An investment in the common shares will have limited liquidity and there can be no assurance investors will be able to sell common shares at any given time or at a desired price, if at all.
•The Company is uncertain of the sources for funding the future capital needs; if the Company cannot obtain debt or equity financing on acceptable terms, the ability to acquire investments and to expand operations will be adversely affected.
•The Company faces risks from geopolitical events that may cause market disruptions.
•As required by the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "1940 Act"), a significant portion of the Company's investment portfolio is and will be recorded at fair value as determined by the Adviser, and, as a result, there is and will be uncertainty as to the value of its portfolio investments.
•There is a risk that investors in common shares may not receive distributions or that distributions may decrease over time.
•Changes in law or regulations governing the Company's operations may adversely affect its business or cause the Company to alter its business strategy.
•State and foreign licensing requirements may cause the Company to incur expenses and its failure to be properly licensed may have a material adverse effect on the Company and its operations.
Risks Related to the Company's Investments
•The Company's real estate credit investments and commercial mortgage and mezzanine debt investments expose it to risks.
•The Company's investments may face credit risk, which in turn may impact its business and the return to shareholders.
•Commercial real estate-related investments that are secured, directly or indirectly, by real property are subject to delinquency, foreclosure and loss, which could result in losses to the Company.
•B-Notes, mezzanine loans, and other investments (such as preferred equity) that are subordinated or otherwise junior in the capital structure and that involve privately negotiated structures will expose the Company to greater risk of loss.
•A prolonged economic slowdown, a lengthy or severe recession, severe public health events or declining real estate values could impair the Company's investments and harm its operations.
•The Company's loans and investments may be concentrated in terms of geography, asset types, and sponsors, which could subject it to increased risk of loss.
Risks Related to the Adviser and Its Affiliates
•The Company is subject to the 1940 Act regarding its ability to transact with affiliates of the Company.
•There may be conflicts of interest related to obligations that the Adviser's senior management and investment team have to other Blackstone Clients.
•The Company's business depends on the Adviser and its ability to allocate time and resources to perform its responsibilities under the Investment Advisory Agreement.
Risks Related to Debt Financing
•Because the Company currently uses and expects to continue to use leverage, the potential for loss on amounts invested in it and the risk of investing in it will be increased.
•Interest rate fluctuations could increase the Company's financing costs.
•The Company's secured debt agreements or additional debt facilities may impose restrictive covenants.
•Certain of the Company's secured debt agreements or additional debt facilities may require it to provide additional collateral or pay down debt.
Risks Related to Federal Income Tax
•The Company may have difficulty paying distributions and the tax character of any distributions is uncertain.
•The Company must comply with certain requirements under the Code in order to maintain RIC tax treatment.
•U.S. federal income tax rules are ambiguous regarding certain investments.
•Changes in federal income tax laws or administrative interpretations thereof may materially and adversely affect the Company's business.
Risks Related to Business Development Companies
•The failure to invest a sufficient portion of the Company's assets in Qualifying Assets (as defined below) could result in its failure to maintain the status as a BDC.
•Failure to maintain the Company's status as a BDC would reduce the operating flexibility.
•Regulations governing the Company's operation as a BDC and RIC will affect its ability to raise, and the way in which it raises, additional capital or borrow for investment purposes, which may have a negative effect on growth.

Risks Related to an Investment in the Company's Common Shares
•Investing in the Company's common shares involves a high degree of risk.
•An investment in the Company's common shares will have limited liquidity.
•The net asset value ("NAV") of the Company's common shares may fluctuate significantly.

PART I
ITEM 1. BUSINESS
Blackstone Private Real Estate Credit and Income Fund ("BREC" or the "Company") is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "1940 Act") and intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). The Company was formed as a Delaware Trust on October 14, 2024. As a BDC, the Company must comply with certain regulatory requirements, and to qualify for and maintain RIC tax treatment under Subchapter M of the Code, the Company must comply with certain income source, asset diversification and distribution requirements. See "Item 1. Business—Regulation as a Business Development Company" and "Item 1. Business—Material U.S. Federal Income Tax Considerations."
The Company is externally managed by the Adviser, an affiliate of Blackstone Inc. ("Blackstone"). The Adviser is a limited liability company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). The Adviser oversees the management of the Company's activities and is responsible for making investment decisions with respect to the portfolio. A large proportion of common shares are held by a small number of shareholders, including affiliates of the Adviser.
The Company's investment strategy is to originate, acquire, finance and manage a portfolio consisting of a broad range of real estate-related investments in or relating to private and public debt, equity or other interests on a global basis, with a primary focus in the U.S. The Company may invest in, or originate, real estate-related debt and equity securities, including subordinated debt, mortgage-backed securities ("MBS"), B-Notes, and collateralized loan obligations ("CLOs"). See "Item 1A. Risk Factors—Risks Related to the Company's Investments." Subject to the restrictions of applicable law, there are no limitations on the Company's ability to originate loans. Through the Adviser, the Company draws on Blackstone's extensive real estate debt investment platform and its established sourcing, underwriting, and structuring capabilities to execute the investment strategy. In addition, the Company has access to Blackstone's extensive network and substantial real estate and other investment holdings, which provides access to market data on a scale that may generally not be available to others in the market.
See "Item 1. Business—Regulation as a Business Development Company" for discussion of BDC regulation and other regulatory considerations.
The Company may co-invest with certain affiliates, subject to the conditions included in the exemptive order received from the Securities and Exchange Commission ("SEC"), the Adviser, Blackstone and their affiliates. See "Item 1A. Risk Factors—Risks Related to an Investment in the Company's Common Shares—Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to the Company." and "Item 13. Certain Relationships and Related Transactions, and Trustee Independence" below. The Company believes that such co-investments afford the Company additional investment opportunities and insights, enhancing its ability to build a diverse portfolio.
As a BDC, the Company is generally required to invest at least 70% of the total assets in Qualifying Assets (as defined below).
Under normal circumstances, the Company would invest directly or indirectly at least 80% of the assets (net assets plus borrowings for investment purposes) in private real estate credit investments (loans, debt securities, preferred stock) and other investments that are expected to (i) make regular distributions, dividends, interest, rent or other similar types of payments and (ii) generate returns primarily from income (including investments in leased assets that meet these criteria), in each case, that are offered privately or are investments in private companies. The Company may consider equity investments to count towards the Company's aforementioned 80% policy to the extent they meet the criteria for income-focused investments in its 80% policy. Additionally, the Company views residual tranche (which may be characterized as "equity") investments in structured finance vehicles collateralized by real estate private credit instruments, including commercial MBS ("CMBS"), as consistent with exposure to the underlying private real estate credit instruments; accordingly, the Company will consider such residual tranche investments as counting towards the 80% policy.
The Company is permitted to issue multiple classes of indebtedness and one class of shares senior to its common shares, collectively defined as senior securities in the 1940 Act, if the "Asset Coverage," as defined in the 1940 Act, would at least equal 150% immediately after each such issuance.
Unless otherwise noted, numerical information relating to Blackstone and Blackstone Real Estate Debt Strategies ("BREDS"), is approximate as of December 31, 2025.

About the Company's Adviser, BREDS and Blackstone
The Company's investment activities are managed by the Adviser, an investment adviser registered with the SEC under the Advisers Act. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the investments, monitoring the investments on an ongoing basis, making investment decisions (including negotiating the terms, and dispositions, of the investments) and negotiating, obtaining, and managing financing facilities and other forms of leverage.
The Adviser is an affiliate of Blackstone, a leading global investment manager with $1.3 trillion of total assets under management as December 31, 2025.
The Company benefits from the deep knowledge, experience and information advantages of the Adviser, which is a part of Blackstone Real Estate. Blackstone Real Estate was founded in 1991 and is the world's largest owner of commercial real estate, with $319.3 billion of investor capital under management as of December 31, 2025. Blackstone Real Estate operates as one globally integrated business with 787 real estate professionals globally as of December 31, 2025 and investments in North America, Europe, Asia and Latin America. In the United States, Blackstone Real Estate is one of the largest owners of rental housing, industrial, office, hospitality and retail assets.
BREDS was launched in 2008 within Blackstone Real Estate to pursue opportunities relating to real estate debt investments globally, with a focus primarily on North America and Europe. The Adviser's Investment Committee is composed of some of the most senior and experienced investment professionals at Blackstone, including Kenneth Caplan (Global Co-Chief Investment Officer of Blackstone), Nadeem Meghji (Global Head of Blackstone Real Estate), Timothy S. Johnson (Global Head of BREDS and Chair of the Company's Board of Trustees), and Giovanni Cutaia (President of Blackstone Real Estate). As of December 31, 2025, 176 dedicated BREDS professionals, including 27 investment professionals based in London and Australia, managed $77.5 billion of investor capital. The market-leading real estate expertise derived from the strength of the Blackstone platform deeply informs the Company's credit and underwriting process, and the Company believes it gives the tools to manage the assets in the Company's portfolio and work with its borrowers throughout periods of economic stress and uncertainty.
The Board of Trustees
Overall responsibility for the Company's oversight rests with the Board of Trustees of the Company (the "Board"). The Company has entered into the Investment Advisory Agreement with the Adviser, pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in the Company's operations in accordance with the provisions of the 1940 Act, the Company's bylaws and applicable provisions of state and other laws. The Adviser will keep the Board well informed as to the Adviser's activities on the Company's behalf and its investment operations, and provide the Board with additional information as the Board may, from time to time, request. The Board is currently composed of five members, three of whom are trustees who are not "interested persons" of the Company or the Adviser as defined in the 1940 Act.
Investment Strategy
The Company's investment strategy is to originate, acquire, finance and manage a portfolio consisting of a broad range of real estate-related investments in or relating to private and public debt, equity or other interests on a global basis. The Company generally focuses on sourcing investments, and primarily invests (70% or greater) in the U.S., given that investments outside the U.S. generally will not be BDC Qualifying Assets (as described below). The Company expects its borrowers to primarily be special purpose vehicles formed to invest in real estate.
The Company does not have limits on maturity and duration of individual loans and has the flexibility to invest across different strategies and geographies where the Company finds the most compelling value and opportunities – Global Lending, Real Estate Securities, Structured Solutions, and Income-Focused Equity Solutions. The Company will maintain a focus on lending on high-quality assets across these strategies:
Global Lending: The Company originates and acquires loans across the spectrum of commercial and residential real estate, including senior loans, B-Notes, mezzanine loans and other investments (such as preferred equity) that are subordinated or otherwise junior in the capital structure that involve privately negotiated structures. The underlying assets for these investments include commercial and residential properties in various stages of their business plan, including properties in transition. The Company also may make investments in commercial properties subject to net leases.
Real Estate Securities: The Company invests in liquid real estate-related debt, primarily CMBS (including horizontal risk retention tranches ("HRRs")) but also residential MBS ("RMBS") and commercial real estate CLOs. The Company's investments in securities add access to a wider array of asset and credit profiles (from investment grade to below investment grade), while also allowing the Company to capitalize on periods of time when public market securities prices diverge from underlying collateral value.

Structured Solutions: The Company seeks to provide creative financing solutions to borrowers or other counterparties with real estate-related investments in need of liquidity or balance sheet solutions related to their exposure to real estate assets, including purchases of discounted performing bank loan portfolios.
Income-Focused Equity Investments: The Company may in the future elect to make income-focused equity investments, including but not limited to, purchasing assets with underlying long-term triple net leases.
As market conditions evolve over time, the Company expects to adapt as appropriate. The Company believes its current investment strategy will produce significant opportunities to make investments with attractive risk-return profiles. However, to capitalize on the investment opportunities that may be present at various other points of an economic cycle, the Company may expand or change its investment strategy by targeting other credit-oriented investments.
Investments
The following table details the composition of the Company's investments ($ in thousands):

	December 31, 2025
Type	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Outstanding Principal Balance(3)	Fair Value
Investments in loans
Senior loans	25	6.3%	9/25/2030	$941,847	$936,361
Mezzanine loans	7	8.7%	12/5/2030	240,200	240,200
Subtotal	32	6.8%	10/10/2030	1,182,047	1,176,561
Investments in debt securities
CMBS	43	6.7%	9/20/2043	322,401	269,324
RMBS	24	7.8%	3/31/2062	51,953	52,328
Corporate Debt	5	6.5%	5/2/2031	17,711	17,672
Interest-only securities	4	2.6%	6/27/2062	48,556	6,821
CLO	3	7.0%	5/2/2037	4,326	4,324
Term loans	1	7.4%	6/27/2031	1,281	1,287
Subtotal	80	6.8%	2/3/2046	446,228	351,756
Total investments	112	6.8%	4/20/2034	$1,628,275	$1,528,317
(1)For variable rate investments, which bear interest at a rate that is determined by reference to a benchmark index rate, primarily one‑month term Secured Overnight Financing Rate ("SOFR"), the interest rate includes SOFR and other index rates, as applicable, in effect for each investment as of December 31, 2025. In certain cases, the interest rate is reflective of interest rate floors.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument for investments in loans or rated final distribution date for investments in debt securities; however, investments may be repaid before such date.
(3)For interest-only securities, the outstanding principal balance represents the notional amount of such securities.
As of December 31, 2025, the Company had aggregate unfunded loan commitments of $55.9 million.
See the Consolidated Schedule of Investments as of December 31, 2025, in the Company's consolidated financial statements in "Item 8. Financial Statements and Supplementary Data—Consolidated Schedule of Investments" for more information on these investments.

Potential Conflicts of Interest
Blackstone has conflicts of interest, or conflicting loyalties, as a result of the numerous activities and relationships of Blackstone, the Adviser, the Company, the other Blackstone Clients (as defined below), borrowers and issuers of the Company and other Blackstone Clients and affiliates, partners, members, shareholders, officers, directors and employees of the foregoing, some of which are described herein. References throughout this report to "Portfolio Entity" describe, individually and collectively, any entity owned, directly or indirectly through subsidiaries, by the Company or other Blackstone Clients, including, as the context requires, portfolio companies, holding companies, special purpose vehicles and other entities through which investments are held, including the issuers or borrowers thereof. Not all potential, apparent and actual conflicts of interest are included in this Annual Report, and additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future. Potential investors should review "Item 1A. Risk Factors— Risks Related to the Adviser and Its Affiliates—There may be conflicts of interest related to obligations that the Adviser's senior management and investment team have to other Blackstone Clients", "Item 1A. Risk Factors—Risks Related to an Investment in the Company's Common Shares—Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to the Company." and the Adviser's Form ADV carefully before making an investment decision.
If any matter arises that the Adviser determines in its good faith judgment constitutes an actual and material conflict of interest, the Adviser and relevant affiliates will take the actions they determine appropriate to mitigate the conflict, which will be deemed to fully satisfy any fiduciary duties they may have to the Company or the investors. Thereafter, the Adviser and relevant affiliates will be relieved of any liability related to the conflict to the fullest extent permitted by law.
"Blackstone Clients" means, collectively, the investment funds, client accounts (including managed accounts) and proprietary accounts and/or other similar arrangements (including such arrangements in which the Company or one or more Blackstone Clients own interests) that Blackstone may establish, advise or sub-advise from time to time and to which Blackstone provides investment management or sub-advisory services (other than the Company, any such funds and accounts in which the Company has an interest and other Blackstone Credit and Insurance Clients (as defined below)), in each case including any alternative investment vehicles and additional capital vehicles relating thereto and any vehicles established by Blackstone to exercise its side-by-side or other general partner investment rights as set forth in their respective governing documents; provided that, for the avoidance of doubt, "Blackstone Clients" shall not include Blackstone in its role as principal of any account, including any accounts for which Blackstone or an affiliate thereof acts as an adviser.
Capital Resources and Borrowings
As a RIC, the Company intends to distribute substantially all of its investment company taxable income (as that term is defined in the Code, determined without regard to the deduction for dividends paid) to the Company's shareholders. The Company anticipates generating cash in the future from the issuance of shares and cash flows from operations, including interest received on the Company's debt investments.
Additionally, the Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to the Company's shares if the Company's asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2025, the Company's asset coverage was 191%.
Furthermore, while any indebtedness and senior securities remain outstanding, the Company must take provisions to prohibit any distribution to the Company's shareholders (which may cause the Company to fail to distribute amounts necessary to avoid entity-level taxation under the Code), or the repurchase of such securities or shares unless the Company meets the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, the Company must also comply with positive and negative covenants customary for these types of facilities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources."
Competition
The Company competes for investments with other BDCs, REITs and investment funds, as well as traditional financial services companies such as commercial banks and other sources of funding. These other BDCs, REITs and investment funds might be reasonable investment alternatives to the Company and may be less costly or complex with fewer and/or different risks than that of the Company. The Company may lose investment opportunities if the Company does not match its competitors' pricing, terms or structure. If the Company is forced to match its competitors' pricing, terms or structure, the Company may not be able to achieve acceptable returns on its investments or may bear substantial risk of capital loss. Some competitors may have a lower cost of funds and access to funding sources that are not available to the Company. In addition, some of the Company's competitors may have higher risk tolerances or different risk assessments, which would allow them to consider a wider variety of investments.
For additional information concerning the competitive risks the Company faces, see "Item 1A. Risk Factors—Risks Related to the Company's Business and Structure."

Financial Condition, Liquidity and Capital Resources
The Company generates cash primarily from the net proceeds of the Company's continuous private offering of common shares, proceeds from net borrowings, and income earned and repayments of principal on the Company's debt investments.
The primary uses of the Company's cash and cash equivalents are for (i) originating and purchasing debt and other investments, (ii) funding the costs of the Company's operations (including fees paid to the Adviser and expense reimbursements paid to the Administrator), (iii) debt service, repayment and other financing costs of the Company's borrowings, (iv) funding repurchases under the Company's share repurchase program and (v) cash distributions to the holders of the Company's Common Shares.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources" for more information.
Investment Advisory Agreement
The Adviser provides management services to the Company pursuant to the Amended and Restated Investment Advisory Agreement with the Adviser ("Investment Advisory Agreement"). Under the terms of the Investment Advisory Agreement, the Adviser is responsible for the following:
•determining the composition of the portfolio, the nature and timing of the changes to the portfolio and the manner of implementing such changes in accordance with the Company's investment objective, policies and restrictions;
•identifying investment opportunities and making investment decisions, including negotiating the terms, and dispositions, of the investments;
•monitoring the investments;
•performing due diligence on prospective investments;
•exercising voting rights and making decisions in respect of the investments, including, without limitation, workouts with respect to private loan investments;
•on the Company's behalf, negotiating, entering into and otherwise causing it to take all actions required or appropriate in order to perform under and effectively utilize master repurchase agreements that function as senior secured credit facilities and securities repurchase agreement transactions (both of which would be deemed to be reverse repurchase agreements under the 1940 Act), bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances (including through offerings of CLOs and other securitizations) and derivative instruments, in addition to transaction or asset-specific funding arrangements, other financing arrangements, or any other form of leverage, interest rate or currency swap agreements, hedging agreements, foreign exchange transactions, derivative transactions, and other agreements and instruments in connection with the Company's activities;
•providing the Company with such other investment advisory and related services as the Company may, from time to time, reasonably require, or which the Adviser reasonably deems to be appropriate and advisable, for the investment of capital and the management of the business and affairs of the Company; and
•engaging and supervising, on the Company's behalf and at the Company's expense, independent contractors, advisors, consultants, attorneys, accountants, auditors and other service providers (which may include affiliates of the Adviser) that provide various services with respect to the Company, including, without limitation, investment banking, securities brokerage, mortgage brokerage, credit analysis, risk management services, asset management services, loan servicing, other financial, legal or accounting services, due diligence services, underwriting review services and all other services (including transfer agent and registrar services) as may be required relating to the Company's activities or investments (or potential investments).
The Adviser's services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to the Company are not impaired.
Advisory Fees
Pursuant to the Investment Advisory Agreement, the Adviser will not charge any advisory fees to the Company.
While no advisory fees will be paid by the Company, the Company is designed primarily for investors who otherwise pay a fee to Blackstone through Investment Programs, and investors may bear different fees in connection with these Investment Programs in accordance with the terms thereof.
Indemnification
The Company's Second Amended and Restated Declaration of Trust (the "Declaration of Trust") provides that, to the fullest extent permitted by applicable law, none of the Company's officers, trustees or employees (each, an "Indemnified Person") will be liable to the Company or to any shareholder for any act or omission performed or omitted by any such Indemnified Person (including any acts or omissions of or by another Indemnified Person), in the absence of willful misfeasance, gross negligence, bad faith, or reckless disregard of the duties involved in the conduct of such Indemnified Person's respective position ("Indemnified Person Disabling Conduct").

Administration Agreement
Under the terms of the Administration Agreement, the Adviser in its capacity as the administrator of the Company (in such capacity, the "Administrator") provides, or oversees the performance of, administrative services.
In consideration for the administrative services provided pursuant to the Administration Agreement, the Administrator is entitled to receive an administration fee (the "Administration Fee") payable, settled and paid monthly by the Company in an amount equal to the greater of (i) $41,666.67 and (ii) 1/12 of 0.1% of the NAV as of the last day of the applicable month, before giving effect to any accruals for the Administration Fee. The Administration Fee is separate from and in addition to any Company Expenses (as defined in "Item 2. Financial Information—Expenses," including administrative expenses incurred in connection with investments and which may include fees paid to any Portfolio Entities). From time to time, the Administrator on behalf of the Company will engage other parties, including Portfolio Entities, to perform certain administrative duties it is obligated to provide. The fees, costs and expenses of any such service providers, including Portfolio Entities, will be offset against the Administration Fees payable to the Administrator, and the Administrator will bear any amounts in excess of the Administration Fee. Expenses for services not covered by the Administration Agreement, including administrative expenses incurred in connection with investments and Portfolio Entities, will be borne by the Company over and above the expenses of the Administration Fee. For the avoidance of doubt, the fees, costs and expenses of administrative services provided to the Company pursuant to the Administration Agreement will not be duplicated as Company Expenses.
Certain Terms of the Investment Advisory Agreement and Administration Agreement
Each of the Investment Advisory Agreement and the Administration Agreement has been approved by the Board of Trustees. Unless earlier terminated as described below, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board of Trustees or by the holders of a majority of the outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Investment Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days' written notice. The decision to terminate either agreement may be made by a majority of the Board of Trustees or the shareholders holding a majority of the outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, the Adviser may terminate the Investment Advisory Agreement upon 120 days' written notice and the Administrator may terminate the Administration Agreement upon 60 days' written notice, without payment of any penalty. The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.
The Adviser and the Administrator shall not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by the Company in connection with the matters to which the Investment Advisory Agreement and Administration Agreement, respectively, relate, provided that the Adviser and Administrator shall not be protected against any liability to the Company or its shareholders to which the Adviser or Administrator would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations ("disabling conduct"). Each of the Adviser and the Administrator, as applicable, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it (collectively, the "Indemnified Parties") may consult with counsel and accountants in respect of the Company's affairs and shall be fully protected and justified in any action or inaction which is taken in accordance with the advice or opinion of such counsel and accountants; provided, that such counsel or accountants were selected with reasonable care. Absent disabling conduct, the Company will indemnify the Indemnified Parties against, and hold them harmless from, any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser's and the Administrator's services under the Investment Advisory Agreement and Administration Agreement, respectively, or otherwise as adviser and administrator for the Company. The Indemnified Parties shall not be liable under the Investment Advisory Agreement, Administration Agreement or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent.
As to the disposition of any action, suit, investigation or other proceeding (whether by a compromise payment, pursuant to a consent decree or otherwise) without an adjudication or a decision on the merits by a court, or by any other body before which the proceeding has been brought, indemnification shall be provided in accordance with this section if a majority of the Company's trustees who are not interested persons (excluding any trustee who is or has been a party to any other action, suit, investigation or other proceeding involving claims similar to those involved in the action, suit, investigation or proceeding giving rise to a claim for indemnification under the Investment Advisory Agreement and Administration Agreement) determine based upon a review of readily available facts (as opposed to a full trial-type inquiry) that the Indemnified Party is not liable to the Company or its shareholders by reason of willful misfeasance, bad faith or gross negligence.

An Indemnified Party shall be entitled to advances from the Company for payment of the reasonable expenses (including reasonable counsel fees and expenses) incurred by it in connection with the matter as to which it is seeking indemnification in the manner and to the fullest extent permissible under law. Prior to any such advance, the Indemnified Party shall provide to the Company a written undertaking to repay any such advance if it should ultimately be determined that the standard of conduct necessary for indemnification has not been met. In addition, at least one of the following additional conditions shall be met: (a) the Indemnified Party shall provide a security in form and amount acceptable to the Company for its undertaking; (b) the Company is insured against losses arising by reason of the advance; or (c) a majority of a quorum of disinterested non-party trustees or independent legal counsel, in a written opinion, shall have determined, based on a review of facts readily available to the Company at the time the advance is proposed to be made, that there is reason to believe that the Indemnified Party will ultimately be found to be entitled to indemnification.
Expense Support and Conditional Reimbursement Agreement
The Company has entered into an Expense Support and Conditional Reimbursement Agreement with the Adviser. Pursuant to this agreement, the Adviser may elect to pay certain of the Company's expenses on its behalf (each, an "Expense Payment"), provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.
If the Adviser elects to pay certain of the Company's expenses, the Adviser will be entitled to reimbursement of such expenses from the Company if the sum of (i) the Company's net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company's net realized capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above) exceeds the cumulative distributions accrued to the Company's shareholders.
Co-Investment Relief
The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. The SEC staff has granted the Company, Blackstone and its affiliates exemptive relief that allows the Company to enter into certain negotiated co-investment transactions alongside other funds managed by Blackstone, the Adviser or their affiliates in a manner consistent with its investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions.
Continuous Private Offering
The Company conducts a continuous private offering of common shares in reliance on Regulation D under the Securities Act ("Regulation D") or Regulation S under the Securities Act ("Regulation S"). Investors in the Company's continuous private offering are and will be required to be "accredited investors" as defined in Regulation D of the Securities Act or non-U.S. persons under Regulation S.
Investors in the continuous private offering will be able to purchase common shares on the first day of each month at a per share price equal to the NAV per share as of the last day of the prior month.
The Company's initial closing occurred on May 1, 2025. The minimum investment was $25 million in the initial sale of common shares in the offering and will be $5 million for subsequent closings that may occur on a monthly basis thereafter, however, the Adviser has discretion to accept lesser amounts.
Term
The Company is a private, non-exchange traded BDC, meaning its common shares are not listed for trading on a stock exchange or other securities market, and a perpetual-life BDC, meaning it is an investment vehicle of indefinite duration, which intends to sell common shares on an ongoing basis at a price generally equal to the Company's NAV per share. The Company does not expect there to be a public market for its common shares, and as a result, the ability to sell common shares is limited.
The Company believes that the Company's perpetual nature enables it to execute a patient and opportunistic strategy and be able to invest across different market environments. The Company is not obligated by the Declaration of Trust or otherwise to effect a liquidity event (e.g., a merger, sale or listing on an exchange) at any time.

Distributions
The Company has declared distributions each month beginning in May 2025 through the date of this Annual Report and expects to continue to pay regular monthly distributions. The Company intends to make monthly distributions to its shareholders of net investment income and to distribute net capital gains, if any, annually. All distributions will be paid at the discretion of the Company's Board of Trustees and will depend on the Company's earnings, financial condition, maintenance of the Company's tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Company's Board of Trustees may deem relevant from time to time.
Share Repurchase Program
If, during any quarter, any shareholder requests the repurchase of any of its common shares and if the Board of Trustees deems doing so to be in the Company's best interests and the best interests of shareholders, all other shareholders will be notified and, in the second month of the following quarter, the Company will conduct a tender offer to purchase common shares in an amount determined by the Board of Trustees to be appropriate in light of written requests received from shareholders, which amount is expected to be 5% of aggregate NAV as of the most recently completed quarter. Shareholders may submit any number of their common shares for repurchase during such tender offer, subject to the limitations described herein. The Company conducts such tender offers in accordance with the requirements of Rule 13e-4 promulgated under the 1934 Act and the 1940 Act. An investment in common shares has limited or no liquidity outside of these tender offers, which are subject to the discretion of the Board of Trustees. Such discretion may be exercised by the Board of Trustees at any time to increase, decrease, or not conduct any tender offer if in its reasonable judgment it deems such action to be in the Company's best interests and the best interests of its shareholders, such as when a tender offer by the Company in any given quarter would not be sufficient to purchase all the common shares requested or when a repurchase would place an undue burden on its liquidity, adversely affect operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. Accordingly, there is no guarantee that shareholders will be able to have their common shares repurchased.
Human Resource Capital
The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company's business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Investment Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. Each of the Company's executive officers described herein is employed by the Adviser or its affiliates. The Company's day-to-day investment operations are managed by the Adviser. The services necessary for the sourcing and administration of the Company's investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates.
Regulation as a Business Development Company
The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act (such assets, "Qualifying Assets"), unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the company's total assets. The principal categories of Qualifying Assets relevant to the business are any of the following:
1.Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An "Eligible Portfolio Company" is defined in the 1940 Act as any issuer which:
a.is organized under the laws of, and has its principal place of business in, the United States;
b.is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.satisfies any of the following:
i.does not have any class of securities that is traded on a national securities exchange;
ii.has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or
iv.is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
2.Securities of any Eligible Portfolio Company controlled by the BDC.

3.Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4.Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and the BDC already owns 60% of the outstanding equity of the Eligible Portfolio Company.
5.Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
6.Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
Significant Managerial Assistance
A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and insolvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its trustees, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a borrower through monitoring of borrower operations, selective participation in board and management meetings, consulting with and advising a borrower's officers or other organizational or financial guidance.
Temporary Investments
Pending investment in other types of Qualifying Assets, as described above, the Company's investments can consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of the Company's assets would be Qualifying Assets.
Warrants
Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares that it may have outstanding at any time. In particular, the amount of shares that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase shares cannot exceed 25% of the BDC's total outstanding shares.
Leverage and Senior Securities; Coverage Ratio
The Company is permitted to issue multiple classes of indebtedness and one class of stock senior to its common shares, collectively defined as senior securities in the 1940 Act, if the Company's Asset Coverage, as defined in the 1940 Act, is at or above 150% immediately after each such issuance. On April 1, 2025, the sole shareholder elected to adopt this 150% threshold and declined the Company's offer to repurchase all of its outstanding common shares pursuant to Section 61(a)(2) of the 1940 Act. This election became effective the following day. Accordingly, the Company may utilize an asset coverage ratio of 150%, which means that the Company may incur up to two dollars of debt for every dollar of equity. In addition, while any senior securities remain outstanding, the Company is required to make provisions to prohibit any dividend or other distribution to the shareholders or the repurchase of the Company's senior securities or shares unless the Company meets the applicable Asset Coverage ratios at the time of such dividend, distribution or repurchase. The Company is also permitted to borrow amounts up to 5% of the value of the total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

The Company currently uses leverage in the form of master repurchase agreements that function as senior secured credit facilities and securities repurchase agreement transactions (both of which would be deemed to be reverse repurchase agreements under the 1940 Act). In addition, the Company may use bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset-specific funding arrangements and other forms of leverage, such as syndicating senior loans. The Company may also issue additional debt or equity securities to fund its growth. The type and percentage of leverage the Company employs will vary depending on the available capital, the Company's ability to obtain and access financing arrangements with lenders, the type of assets the Company is funding, whether the financing is recourse or non-recourse, debt restrictions contained in those financing arrangements and the lenders' and rating agencies' estimate of the stability of the investment portfolio's cash flow, the Company's senior secured credit facilities, securities repurchase agreement transactions, derivatives and other forms of leverage. The net proceeds the Company obtains from any form of leverage utilized will be invested in accordance with the Company's investment objectives and policies as described in this Annual Report. So long as the rate of return, net of applicable Company Expenses, on the debt obligations and other investments purchased by the Company exceeds the costs to the Company of the leverage it utilizes, the investment of the Company's assets attributable to leverage will generate more income than will be needed to pay the costs of the leverage. If so, and all other things being equal, the excess may be used to pay higher distributions to shareholders than if the Company were not so leveraged.
The Company may enter into total return swap ("TRS") agreements. A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified loan or security, basket of loans or securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. The Company would typically have to post collateral to cover this potential obligation. To the extent the Company complies with the applicable requirements of Rule 18f-4, the leverage incurred through TRS will not be considered a borrowing for purposes of the Company's overall leverage limitation.
If the Company creates leverage by securitizing assets (including in CLOs and MBS) and retaining the equity portion of the securitized vehicle, such debt securitizations (including in CLOs and MBS) would generally be consolidated on the financial statements and subject to the overall Asset Coverage requirement. There can be no assurance that the Company will be able to obtain a debt securitization on favorable terms or at all or that any such financing will benefit its investment performance. The Company may also from time to time make secured loans of marginable securities to brokers, dealers and other financial institutions.
Code of Ethics
The Company and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with the code's requirements.
Affiliate Transactions
The Company may be prohibited under the 1940 Act from conducting certain transactions with affiliates without the prior approval of the trustees who are not interested persons and, in some cases, the prior approval of the SEC. Blackstone has received an exemptive order that permits the Company and certain Regulated Funds (as defined below) to, among other things, co-invest with certain other persons, including other Regulated Funds, certain affiliates of Blackstone, and certain funds managed and controlled by Blackstone and its affiliates subject to certain terms and conditions. Pursuant to such order, the Company may co-invest in a negotiated deal with certain affiliates of the Adviser and Blackstone or certain funds managed and controlled by the Adviser, Blackstone and their respective affiliates, subject to certain terms and conditions.
Other
The Company will be periodically examined by the SEC for compliance with the 1940 Act, and will be subject to the periodic reporting and related requirements of the 1934 Act. Shareholders may obtain copies of the Company's filings and other information with the SEC, free of charge from the website maintained by the SEC at www.sec.gov.
The Company is also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, the Company is prohibited from protecting any trustee or officer against any liability to its shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
The Company is also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

The Company is not permitted to change the nature of the business so as to cease to be, or to withdraw its election as, a BDC unless approved by a majority of the outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company's shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.
Proxy Voting Policies and Procedures
The Adviser is registered as an investment adviser under the Advisers Act.
The SEC has adopted Rule 206(4)-6 under the Advisers Act (the "Proxy Rule"), which requires registered investment advisers that exercise voting authority over client securities to implement proxy voting policies. Because the Adviser may be deemed to have authority to vote proxies relating the companies in which the Company invests, the Adviser has adopted a set of policies and procedures (collectively, the "Policy") in compliance with the Proxy Rule. To the extent the Adviser exercises or is deemed to be exercising voting authority over the Company's securities, the Policy is designed and implemented in a manner reasonably expected to ensure that voting with respect to proxy proposals, amendments, consents or resolutions (collectively, "proxies") is exercised in a manner that serves the best interests of the Company, as determined by the Adviser in its discretion. Notwithstanding the foregoing, because proxy proposals and individual company facts and circumstances may vary, the Adviser may not always vote proxies in accordance with the Policy. In addition, many possible proxy matters are not covered in the Policy. Generally, the Adviser will vote proxies (i) in favor of management's recommendation for the election of the board of directors and (ii) to approve the financial statements as presented by management.
Each proxy is voted on a case-by-case basis taking into consideration any relevant facts and circumstances at the time of the vote. In situations where the Adviser wishes to vote differently from what is recommended in the Policy, or where a potential material conflict of interest relating to the proxy vote exists, the Adviser will take such actions as are required by the Policy.
Shareholders may request a copy of the Policy and the voting records relating to proxies as provided by the Rule by contacting the Adviser.
Material U.S. Federal Income Tax Considerations
The following discussion is a general summary of certain U.S. federal income tax considerations applicable to the Company. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative rulings, all of which are subject to change, or differing interpretations (possibly with retroactive effect). Prospective investors should consult their tax advisors with regard to the U.S. federal tax consequences of the purchase, ownership, or disposition of the common shares, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.
Taxation as a Regulated Investment Company
The Company intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code.
To qualify for the favorable tax treatment accorded to RICs under Subchapter M of the Code, the Company must, among other things: (i) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year, (ii) have filed with its return for the taxable year an election to be a RIC or have made such election for a previous taxable year; (iii) derive in each taxable year at least 90% of its gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to its business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly-traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a "Qualified Publicly-Traded Partnership"); and (iv) diversify its holdings so that, at the end of each quarter of each taxable year of the Company (a) at least 50% of the value of the Company's total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer, to an amount not greater in value than 5% of the value of the Company's total assets and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of the Company's total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (1) any one issuer, (2) any two or more issuers which the Company controls and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (3) any one or more Qualified Publicly-Traded Partnerships (described in clause (iii)(b) above).
As a RIC, the Company generally will not be subject to U.S. federal income tax on its investment company taxable income (as that term is defined in the Code, determined without regard to the deduction for dividends paid) and net capital gain (the excess of net long-term capital gain over net short-term capital loss), if any, that it distributes in each taxable year to its shareholders, provided that it distributes at least 90% of the sum of its investment company taxable income and its net tax-exempt income, if any, for such taxable year. Generally, the Company intends to distribute to its shareholders, at least annually, substantially all of its investment company taxable income and net capital gains, if any.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, the Company must distribute during each calendar year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of its capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 of the calendar year and (iii) any ordinary income and capital gains for previous years that were not distributed during those years. For these purposes, the Company will be deemed to have distributed any income or gains on which it paid U.S. federal income tax.
A distribution will be treated as paid on December 31 of any calendar year if it is declared by the Company in October, November or December with a record date in such a month and paid by the Company during January of the following calendar year. Such distributions will be taxable to shareholders in the calendar year in which the distributions are declared, rather than the calendar year in which the distributions are received.
If the Company failed to qualify as a RIC or failed to satisfy the 90% distribution requirement in any taxable year, the Company would be subject to U.S. federal income tax at regular corporate rates on its taxable income (including distributions of net capital gain), even if such income were distributed to its shareholders, and all distributions out of earnings and profits would be taxed to shareholders as ordinary dividend income. Such distributions generally would be eligible (i) to be treated as "qualified dividend income" in the case of individual and other non-corporate shareholders and (ii) for the dividends received deduction in the case of corporate shareholders. In addition, the Company could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.
While the Company generally intends to qualify as a RIC for each taxable year, it is possible that as the Company ramps up its portfolio that it may not satisfy the diversification requirements described above, and thus may not qualify as a RIC. In such case, however, the Company anticipates that the associated tax liability would not be material, and that such non-compliance would not have a material adverse effect on the Company's business, financial condition and results of operations, although there can be no assurance in this regard. The remainder of this discussion assumes that the Company qualifies as a RIC for each taxable year.
ITEM 1A. RISK FACTORS
Investing in the Company's common shares involves a number of significant risks. The following information is a discussion of the material risk factors associated with an investment in the Company's common shares specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies or capital structure similar to the Company's. In addition to the other information contained in this Annual Report, you should consider carefully the following information before making an investment in the Company's common shares. The risks set forth below are not the only risks the Company faces. Such additional risks and uncertainties not presently known or not presently deemed material may also impair operations and performance. If any of the following events occur, the Company's business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of common shares could decline, and you may lose all or part of your investment.
Risks Related to the Company's Business and Structure
The Company has a limited operating history.
The Company is recently formed and has a limited operating history upon which potential investors may evaluate past or future performance. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC. As a result, prospective investors have no track record or history on which to base their investment decision. The Company is subject to the business risks and uncertainties associated with recently formed businesses, including the risk that the Company will not achieve its investment objectives and the value of a shareholder's investment could decline substantially or become worthless. While the Company believes that the past professional experiences, including investment and financial experience of the Adviser's senior management, will increase the likelihood that the Adviser will be able to manage the Company successfully, there can be no assurance that this will be the case. Investors should draw no conclusions from the performance of any other Blackstone affiliated or managed vehicles, and should not expect to achieve similar returns.
The Company's ability to achieve the investment objectives depends on the ability of the Adviser to manage and support the Company's investment process. If the Adviser were to lose any members of its senior management teams, the Company's ability to achieve the investment objectives could be significantly harmed.
Since the Company has no employees, it depends on the investment expertise, skill and network of business contacts of the broader networks of the Adviser and its affiliates, as well as the persons and firms the Adviser may retain to provide services on the Company's behalf. The Adviser evaluates, negotiates, structures, executes, monitors and services investments. The Company's future success depends to a significant extent on the continued service and coordination of BREDS and its senior management team. The departure of any members of the BREDS senior management team could have a material adverse effect on the Company's ability to achieve its investment objectives.

The Company's ability to achieve the investment objectives depends on the Adviser's ability to identify and analyze, and to invest in, finance and monitor investments that meet the investment criteria. The Adviser's capabilities in structuring the investment process, providing competent, attentive and efficient services to the Company, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve the investment objectives, the Adviser may need to hire, train, supervise and manage new investment professionals to participate in the investment selection and monitoring process.
Furthermore, there is significant competition among financial sponsors, investment banks and other investors for hiring and retaining qualified investment professionals, and there can be no assurance that the Adviser will be able to find qualified investment professionals in a timely manner or at all. Failure to support the investment process could have a material adverse effect on the Company's business, financial condition and results of operations.
The Investment Advisory Agreement has been approved pursuant to Section 15 of the 1940 Act. In addition, the Investment Advisory Agreement has termination provisions that allow the parties to terminate the agreement. The Investment Advisory Agreement may be terminated at any time, without penalty, by the Company upon 60 days' written notice or by the Adviser upon 120 days' written notice. If the Investment Advisory Agreement is terminated, it may adversely affect the quality of the Company's investment opportunities. In addition, in the event the Investment Advisory Agreement is terminated, it may be difficult for the Company to replace the Adviser. If the Investment Advisory Agreement is terminated and no suitable replacement is found to manage the Company, it may not be able to achieve its investment objectives. Furthermore, the Company may incur certain costs in connection with a termination of the Investment Advisory Agreement.
Because the Company's business model depends to a significant extent upon relationships with borrowers, the inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect the Company's business.
The Adviser depends on its broader organization's relationships with borrowers, and the Company relies to a significant extent upon these relationships to provide potential investment opportunities. If the Adviser or its broader organization fails to maintain their existing relationships or develop new relationships with other borrowers or sources of investment opportunities, the Company may not be able to grow its investment portfolio. In addition, individuals with whom the Adviser or its broader organization has relationships are not obligated to provide investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities.
The Company's investment strategy, asset allocation and financing strategy may be changed without shareholder consent.
The Company's Board of Trustees has the authority to modify or waive the current operating policies, investment criteria and strategies without prior notice and without shareholder approval, unless required by the 1940 Act or applicable law. The Company's investment strategy, as well as its financing strategy or hedging policies with respect to investments, originations, acquisitions, growth, operations, indebtedness, capitalization and dividends, may be changed by the Adviser at any time without notice to, or the consent of, its shareholders. This could result in an investment portfolio with a different risk profile. A change in the Company's investment strategy may increase the Company's exposure to interest rate risk, default risk and real estate market fluctuations. Furthermore, a change in the asset allocation could result in the Company making investments different from those described in this Annual Report. These changes could adversely affect the results of operations and financial condition.
The Company operates in a competitive market for lending and investment opportunities, which may intensify, and competition may limit its ability to originate or acquire desirable loans and investments or dispose of investments, and could also affect the yields of these investments and have a material adverse effect on the Company's business, financial condition and results of operations.
The Company operates in a competitive market for lending and investment opportunities, which may intensify. The Company's profitability depends, in large part, on the ability to originate or acquire investments on attractive terms. In originating or acquiring investments, the Company competes for opportunities with a variety of institutional lenders and investors, including real estate investment trusts ("REITs"), specialty finance companies, public and private funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions (including Blackstone-advised investment vehicles). Some of the Company's competitors have raised, and may in the future raise, significant amounts of capital, and may have investment objectives that overlap with the Company's, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to the Company, such as the U.S. government. Many of the competitors are not subject to regulation under the 1940 Act. In addition, some of the competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms and establish more relationships than the Company. Furthermore, competition for originations of investments may lead to decreasing yields, which may further limit the Company's ability to generate desired returns. Also, as a result of this competition, desirable loans and investments may be limited in the future, and the Company may not be able to take advantage of attractive lending and investment opportunities from time to time, thereby limiting the ability to identify and originate or acquire loans or make investments that are consistent with the Company's investment objectives. There can be no assurance that the competitive pressures the Company faces will not have a material adverse effect on the Company's business, financial condition and results of operations.

A large proportion of the common shares are concentrated in a small number of shareholders, including affiliates of the Adviser, which exposes the Company to risks, including risks related to the repurchases of the common shares.
A large proportion of common shares are held by a small number of shareholders, including affiliates of the Adviser, which exposes the Company to the risk that these shareholders will seek to sell common shares in large amounts rapidly in connection with repurchase offers. These transactions could adversely affect the ability of the Company to conduct its investment program. Furthermore, it is possible that in response to a repurchase offer, the total amount of common shares tendered by a small number of shareholders, including affiliates of the Adviser, may exceed the number of common shares that the Company has offered to repurchase. If a repurchase offer is oversubscribed by shareholders, the Company will prorate the shares repurchased and tendering shareholders will not receive the full amount tendered. In addition, a material event affecting a large shareholder will likely cause a material event for the Company.
An investment in the common shares will have limited liquidity and there can be no assurance investors will be able to sell common shares at any given time or at a desired price, if at all. The Company does not intend to list the common shares on any securities exchange. Although the Company expects to implement a share repurchase program, any liquidity it may provide is limited and subject to the discretion of the Board of Trustees. Moreover, there is not, and will likely not be, a secondary market.
The Board of Trustees has full discretion over the share repurchase program, and there can be no assurance that the Company will offer, in any particular quarter, to repurchase 5% of the NAV or any amount. In any particular quarter, the Board of Trustees may determine that the Company will offer to purchase fewer shares, or no shares, if in its reasonable judgment it deems such action to be in the best interests of shareholders, such as when a repurchase offer would place an undue burden on the Company's liquidity, adversely affect the Company's operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. If less than the full amount of common shares that shareholders may desire to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of common shares being repurchased without regard to class.
Moreover, there is not, and will likely not be, a secondary market for common shares.
An investment in the Company's common shares will have limited liquidity and there can be no assurance investors will be able to sell common shares at any given time or at a desired price, if at all. The share repurchase program has many limitations, including that the Company does not intend to conduct a tender offer that it believes would cause (i) investors that are not Blackstone-advised investment vehicles to own less than 5% of outstanding common shares or (ii) any investor to own more than 87.5% of outstanding common shares.
The Company is uncertain of the sources for funding the future capital needs; if the Company cannot obtain debt or equity financing on acceptable terms, the ability to acquire investments and to expand operations will be adversely affected.
The net proceeds from the sale of common shares in the Company's continuous private offering are used for investment opportunities, operating expenses and for payment of various fees and expenses, including the Administration Fee. Any working capital reserves maintained may not be sufficient for investment purposes, and may require debt or equity financing to operate. Accordingly, in the event that the Company develops a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available. Consequently, if the Company cannot obtain debt or equity financing on acceptable terms, the ability to acquire investments and to expand operations will be adversely affected. As a result, the Company would be less able to create and maintain a broad portfolio of investments and achieve the investment objectives, which may negatively impact the results of operations and reduce the ability to make distributions to shareholders.
The Company may have difficulty sourcing investment opportunities.
Due to the nature of the Company's continuous private offering, if the Company has difficulty identifying suitable investments on attractive terms, there could be a delay between the time the Company receives net proceeds from the sale of common shares and the time the Company invests the net proceeds. The Company may also from time to time hold cash pending deployment into investments or have less than its targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when the Company is receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of shareholders that may be invested in money market accounts or other similar temporary investments.
In the event the Company is unable to find suitable investments, such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect the Company's ability to pay regular distributions of net investment income to you. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event the Company fails to timely invest the net proceeds of sales of its common shares or do not deploy sufficient capital to meet the targeted leverage, the results of operations and financial condition may be adversely affected.

The Company faces risks from geopolitical events that may cause market disruptions.
The Company may be adversely affected by uncertainties such as terrorism, international political developments, changes in government policies (including trade policies), taxation, restrictions on foreign investment and currency repatriation, currency fluctuations and other developments in the laws and regulations of the countries in which it is invested. Likewise, natural and environmental disasters, epidemics or pandemics, and systemic market dislocations may be highly disruptive to economies and markets. Uncertainties and events around the world may (i) result in market volatility, (ii) have long-term effects on the U.S. and worldwide financial markets and (iii) cause further economic uncertainties in the U.S. and worldwide. The Company cannot predict the effects of geopolitical events in the future on the U.S. economy and securities markets.
Risks associated with climate change may adversely affect the Company's business and financial results and damage its reputation.
There has been increasing awareness of severe weather and other climate events outside of the historical norm as well as increasing concern from government agencies about the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate. Such restrictions and requirements, along with rising insurance premiums resulting from climate change, could increase the Company's costs or require additional technology and capital investment by property owners, which could adversely affect the results of operations.
Further, physical effects of climate change including changes in global weather patterns, rising sea levels, changing temperature averages or extremes and extreme weather events such as wildfires, hurricanes, droughts or floods, can also have an adverse impact on certain properties. To the extent the effects of climate change increase, the Company would expect the frequency and impact of weather and climate-related events and conditions to increase as well. For example, unseasonal or extreme weather events can have a material impact to hospitality businesses or properties resulting in increased costs to remedy or repair impacts or from investments made in advance of such events to minimize potential damage. Additionally, there may be actual or threatened damage related to actual or forecasted extreme weather events that could increase the cost of, or render unavailable, insurance on favorable terms on the properties underlying the Company's investments. Repair, remediation or insurance expenses could reduce net operating income of properties and the value of its investment related to such properties.
Some physical risk is inherent in all properties, particularly in properties in certain locations and in light of the unknown potential for extreme weather or other events that could occur related to climate change.
As required by the 1940 Act, a significant portion of the Company's investment portfolio is and will be recorded at fair value pursuant to policies adopted by, and subject to the oversight of, the Board of Trustees and as determined by the Adviser, in its capacity as "Valuation Designee," and, as a result, there is and will be uncertainty as to the value of its portfolio investments.
Under the 1940 Act, the Company is required to carry its portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, the Board of Trustees. There is not a public market or an active secondary market for many of the assets in which the Company plans to invest.
As part of the valuation process, the Adviser will generally take into account factors it deems relevant in its discretion in determining the fair value of the Company's investments. Many of the Company's investments may not have market quotations and such factors could include, as relevant: purchase price/par value of such investments; debt yield, capitalization rates, loan-to-value ratio, and replacement cost of the collateral asset(s); borrower financial condition, reputation, and indications of intent (e.g., pending repayments, extensions, defaults, etc.); and known transactions or other price discovery for comparable debt investments. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investments may fluctuate from period to period, and these differences could be material. Additionally, the fair value of the Company's investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments may be generally less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it, and such differences could be material.
There is a risk that investors in common shares may not receive distributions or that distributions may decrease over time.
The Company has declared distributions each month since its inception through the date of this Annual Report and expects to continue to pay monthly distributions. All distributions are and will be paid at the discretion of the Company's Board of Trustees and will depend on the Company's earnings, financial condition, maintenance of the Company's RIC status, compliance with applicable BDC regulations and such other factors as the Company's Board of Trustees may deem relevant from time to time. The Company cannot assure shareholders that it will continue to pay distributions to shareholders in the future. The Company may not achieve investment results that will allow it to make a specified or stable level of cash distributions and its distributions may decrease over time. In addition, the Company may be limited in its ability to make distributions.

The amount of any distributions that may be made is uncertain. The Company's distributions may exceed earnings, particularly during the period before it has substantially invested the net proceeds from its continuous private offering. Therefore, portions of the distributions that the Company makes may represent a return of capital to you that will lower your tax basis in your common shares and reduce the amount of funds the Company has for investment in targeted assets.
The Company may fund the cash distributions to shareholders from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid on account of preferred and common equity investments and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. The Company's ability to pay distributions, if any, might be adversely affected by, among other things, the impact of one or more of the risk factors described in this Annual Report. All distributions are and will be paid at the discretion of the Company's Board of Trustees and will depend on earnings, financial condition, maintenance of RIC status and such other factors as the Company's Board of Trustees may deem relevant from time to time. The Company cannot assure shareholders that it will continue to pay distributions to shareholders in the future. In the event that the Company encounters delays in locating suitable investment opportunities, the Company may pay all or a substantial portion of distributions from borrowings or sources other than net investment income in anticipation of future cash flow, which may constitute a return of shareholders' capital. A return of capital is not paid from tax earnings or profits and will have the effect of reducing the tax basis of a shareholder's common shares, such that when a shareholder sells its common shares the sale may be subject to tax, even if the common shares are sold for less than the original purchase price.
Any unrealized losses the Company experiences on the portfolio may be an indication of future realized losses, which could reduce the income available for distribution.
Decreases in the market value or fair value of the Company's investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in the portfolio could be an indication of a borrower's inability to meet its repayment obligations with respect to the applicable investments. This could result in realized losses in the future and ultimately in reductions of income available for distribution in future periods. In addition, decreases in the market value or fair value of investments will reduce NAV.
The Company has not established any limit on the amount of funds that may be used from available sources, such as borrowings, if any, or proceeds from a continuous private offering, to fund distributions (which may reduce the amount of capital ultimately invested in assets).
Any distributions made from sources other than net investment income or relying on fee or expense reimbursement waivers, if any, from the Adviser or the Administrator are not based on investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser or the Administrator continues to make such expense reimbursements, if any. The extent to which the Company pays distributions from sources other than net investment income will depend on various factors, including how quickly the Company invests the proceeds from any offering and the performance of investments. Shareholders should also understand that future repayments to the Adviser will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. The Adviser and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.
Technological or other innovations and industry disruptions may negatively impact the Company and its investments.
Recent trends in the market generally, including technological developments in artificial intelligence, have disrupted the industry with technological or other innovations. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that could affect the Company and/or its investments or alter the market practices that help frame its strategy. Any of these new approaches could damage the Company's investments, significantly disrupt the market in which it operates and subject it to increased competition, which could materially and adversely affect its business, financial condition and results of investments. Moreover, given the pace of innovation in recent years, the impact on a particular investment may not have been foreseeable at the time the Company made the investment. Furthermore, the Company could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.

Cybersecurity risks and data security incidents could result in the loss of data, interruptions in the Company's business, damage to the Company's reputation, and subject the Company to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on the Company's business and results of operations.
The Company's operations are highly dependent on its information systems and technology, and the Company relies heavily on the Company's and Blackstone's financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks which are continually evolving and may increase in sophistication and frequency in the future, including as a result of technological developments in machine learning technology and generative artificial intelligence (collectively, "AI Technologies"). Attacks on Blackstone and its affiliates and their portfolio companies' and service providers' systems could involve, and in some past instances have involved, attempts that are intended to obtain unauthorized access to the Company's proprietary information or personal information of the Company's shareholders, destroy data or disable, degrade or sabotage the Company's systems, or divert or otherwise steal funds, including through the introduction of "phishing" attempts and other forms of social engineering (including social engineering facilitated by the use of AI Technologies), ransomware attacks, cyber extortion, computer viruses and other malicious code.
The information that the Company and its third-party service providers may process may be susceptible to outages, computer system failures, cybersecurity incidents and cyber-attacks, denial of service attacks, ransomware attacks, corruptants, malicious software, phishing attempts, unauthorized access to or acquisition of information, social engineering attempts (including business email compromise attacks) and other data breaches or security incidents, and such incidents have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future (including as a consequence of the COVID-19 pandemic and the increased frequency of virtual working arrangements). There have been a number of recent highly publicized cases involving the dissemination, theft and destruction of corporate information or other assets, as a result of a failure to follow procedures by employees or contractors or as a result of actions by a variety of third parties, including nation state actors and terrorist or criminal organizations. Additionally, cyberattacks and other security threats have become increasingly complex as a result of the emergence of new technologies, such as AI Technologies, which are able to identify and target new vulnerabilities in information technology systems. Blackstone, the Company and the Company's service providers and other market participants increasingly depend on complex information technology and communications systems to conduct business functions, and their operations rely on the secure access to, and processing, storage and transmission of confidential and other information in their systems and those of their respective third-party service providers. These information, technology and communications systems are subject to a number of different threats or risks that could adversely affect Blackstone or the Company. For example, the information and technology systems as well as those of Blackstone, its portfolio companies and other related parties, such as service providers, may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks, ransomware and other security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders. The result of a cyberattack may include disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen assets and information (including personal information), increased cybersecurity protection and insurance costs, litigation or damage to the Company's business relationships and reputation, in each case causing the Company's business and results of operations to suffer.
There has been an increase in the frequency and sophistication of the cyber and data security threats Blackstone faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent by more sophisticated attackers who may target Blackstone because Blackstone holds a significant amount of confidential and sensitive information about its and the Company's investors, its and the Company's portfolio companies and potential investments. In addition, the risk of cyber and data security threats to Blackstone and its affiliates is exacerbated with the advancement of AI Technologies, which malicious third parties are using to create new, sophisticated and more frequent attacks. As a result, the Company and Blackstone may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on the Company's or Blackstone's network or other systems could have a material adverse effect on the Company's business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of the Company's business and damage to the Company's reputation. There can be no assurance that measures Blackstone or the Company takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques change frequently may persist undetected over extended periods of time and may not be mitigated in a timely manner to prevent or minimize the impact of an attack on Blackstone or its affiliates.

If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to shareholders (and their beneficial owners) and material nonpublic information. Although Blackstone has implemented, and its portfolio companies and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. There also have been several publicized cases of ransomware where hackers have requested ransom payments in exchange for not disclosing client or customer information or restoring access to information technology or communications systems. Blackstone does not control the cybersecurity and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to Blackstone, its portfolio companies and the Company, each of which could be negatively impacted as a result. The Company cannot guarantee that third parties and infrastructure in the Company's networks or the networks of the Company's partners have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach or disruption to the Company's information technology systems or the third-party information technology systems that support the Company's business. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in Blackstone's, its affiliates', their portfolio companies' or the Company's operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of Blackstone and portfolio companies. The Company, Blackstone or a portfolio company could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.
Even if the Company or Blackstone are not targeted directly, cyberattacks on the U.S. and foreign governments, financial markets, financial institutions, or other businesses, including borrowers, vendors, software creators, cybersecurity service providers, and other third parties with whom the Company does business, may occur, and such events could disrupt the Company's normal business operations and networks in the future.
In addition, Blackstone operates in businesses that are highly dependent on information systems and technology. Although Blackstone maintains cybersecurity insurance, the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, the Company is reliant on third-party service providers for certain aspects of its business, including for administrative services, as well as for certain information systems and technology, including cloud-based services. These third-party service providers could also face ongoing cybersecurity threats and compromises of their systems. These cybersecurity threats and compromises could occur as a result of threat actors impersonating Blackstone or its employees, including through the use of AI Technologies that could make such impersonation more likely to occur, or appear more credible. As a result, unauthorized individuals could gain access to certain confidential data or personal information through third-party service providers. In addition, the Company could also suffer losses in connection with updates to, or the failure to timely update, the third-party technology platforms on which the Company relies.
Cybersecurity has become a top priority for regulators in the U.S. and around the world and rapidly developing and changing privacy, data protection and cybersecurity laws and regulations could further increase compliance costs and subject the Company to enforcement risks and reputational damage. Blackstone’s data security and privacy compliance obligations, include those relating to U.S. laws and regulations, impose significant compliance costs on Blackstone, which could increase significantly as laws and regulations continue to evolve. At the U.S. federal level, the SEC has adopted amendments to its rules that relate to cybersecurity risk management, strategy, governance, and incident reporting for entities that are subject to U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act") reporting requirements (such as the Company), and many jurisdictions in which the Company and Blackstone operate or may operate have, or are considering adopting, laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, as examples, the Gramm-Leach Bliley Act (including recent amendments to Regulation S-P), the General Data Protection Regulation, the U.K. Data Protection Act, and the California Consumer Privacy Act, as amended by the California Privacy Rights Act, at the U.S. federal and state level, respectively, which could impose significant costs, potential liabilities and operational and legal obligations. In light of these proposed and final rules and the recent focus of federal regulators on cybersecurity, the Company expects increasing SEC enforcement activity related to cybersecurity matters, including by the SEC's Office of Compliance Inspections and Examinations in its examination programs, where cybersecurity has been prioritized with an emphasis on, among other things, data loss prevention, information security governance and policies and procedures related to retail trading information security. Some jurisdictions have also enacted or proposed laws requiring companies to notify individuals and/or government agencies of data security breaches involving certain types of personal data or involving certain thresholds of potential harm to impacted individuals. Although Blackstone maintains cybersecurity controls designed to prevent cybersecurity incidents from occurring, no security is impenetrable to cyberattacks. It is possible that current and future cyber enforcement activity will target practices that the Company believes are compliant, but the regulators deem otherwise.

While the Company has taken various measures and made significant efforts and investment to ensure that its policies, processes and systems are both robust and compliant with these obligations, the Company's potential liability remains a concern, particularly given the continued and rapid development of privacy laws and regulations around the world, the lack of harmonization of such laws and regulations, and increased criminal and civil enforcement actions and private litigation. There can be no assurance that the Company's data protection efforts and the Company's investment in information technology will prevent significant breakdowns, data leakages, breaches in the Company's systems, or those of the Company's third-party vendors and other contractors and consultants, or other cybersecurity incidents that could have a material adverse effect upon the Company's reputation, business, operations, or financial condition. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources. Any inability, or perceived inability, by Blackstone, the Adviser, or the Company to adequately address data protection or privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant regulatory and third-party liability, increased costs, disruption of Blackstone's, the Adviser's, or the Company's business and operations, and a loss of borrower, lender, tenant and investor confidence and other reputational damage. Many regulators have indicated an intention to take more aggressive enforcement actions regarding data security and privacy matters, and private litigation resulting from such matters is increasing and resulting in progressively larger judgments and settlements. Specifically, the SEC’s stated 2026 examination priorities include an intended focus on advisers’ policies and practices as it relates to the prevention of interruptions to mission-critical services and protection of information, records and assets. Furthermore, as new data protection and privacy-related laws and regulations are implemented, the time and resources needed for Blackstone and the Company to comply with such laws and regulations continues to increase and become a significant compliance workstream.
Breaches in the Company's cybersecurity or in the cybersecurity of third-party service providers, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize the Company and Blackstone, Blackstone's employees' or the Company's investors' or counterparties' confidential, proprietary and other information processed and stored in, and transmitted through the Company's or Blackstone's computer systems and networks or that of the Company's third-party service providers, or otherwise cause interruptions or malfunctions in the Company's or Blackstone's, its employees', the Company's investors', the Company's counterparties' or third parties' business and operations, which could result in significant financial losses, increased costs, disruption in the Company's business, liability to the Company's investors and other counterparties, regulatory intervention and reputational damage. Non-compliance with any applicable privacy laws represents a serious risk to the Company's business as it may result in regulatory investigations and penalties, which could lead to negative publicity and reputational harm and may cause the Company's investors or Blackstone fund investors and clients to lose confidence in the effectiveness of the Company's or Blackstone's security measures.
Blackstone's technology, data and intellectual property and the technology, data and intellectual property of its portfolio companies are also subject to a heightened risk of theft or compromise as a result of operations outside the U.S., in particular in those jurisdictions that do not have comparable levels of protection of proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and customer information and records. In addition, Blackstone and its portfolio companies may be required to compromise protections or forego rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect compromise of these assets could have a material adverse impact on such businesses.
The Company depends on its headquarters in New York City, where most of Blackstone's personnel involved in the Company's business are located, for the continued operation of the Company's business. A disaster or a disruption in the infrastructure that supports the Company's business, including a disruption involving electronic communications or other services used by the Company or third parties with whom the Company conducts business, or directly affecting the Company's headquarters, could have a material adverse impact on the Company's ability to continue to operate its business without interruption. Blackstone's disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse the Company for its losses, if at all.
Trade negotiations and related government actions may create regulatory uncertainty for the Company's borrowers and issuers and adversely affect their businesses and financial condition and the Company's ability to successfully execute its investment strategy.
In recent years, the U.S. government has taken substantial actions with respect to international trade policy, including seeking to renegotiate certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. The U.S. government has also imposed, and may in the future impose further, tariffs on certain foreign goods, such as steel and aluminum, from various countries, including China, Canada, and Mexico. Some foreign governments, including China, Canada, and Mexico, have threatened or instituted retaliatory tariffs on certain U.S. goods. In February 2026, the U.S. Supreme Court ruled that many of the tariffs recently imposed by the U.S. government exceeded its authority, thereby invalidating many, but not all, of such tariffs. Subsequent to the U.S. Supreme Court’s ruling, the U.S. presidential administration raised potential alternative means through which the administration could impose tariffs. Increased tariffs on goods imported from China, Canada, Mexico and other countries could further increase costs, decrease margins and reduce the competitiveness of products and services offered. A prolonged period of policy-driven uncertainty and continued market volatility increases the likelihood of a slowdown in the U.S. and global economies and could impact the ongoing recovery in the commercial real estate market, which could adversely affect the Company, their borrowers, their tenants and the value of the real estate assets related to its investments.

Changes in laws or regulations governing the Company's operations, including financial regulatory changes in the U.S., may adversely affect the Company's business or cause the Company to alter the Company's business strategy.
The Company, its borrowers, and other counterparties are subject to regulation at the local, state and federal level. New legislation may be enacted, or new interpretations, rulings or regulations could be adopted, including those governing the types of investments the Company is permitted to make, any of which could harm the Company and its shareholders, potentially with retroactive effect. Anticipating policy changes and reforms may be particularly difficult during periods of heightened partisanship at the federal, state and local levels, including due to the divisiveness surrounding populist movements, political disputes and socioeconomic issues. The failure to accurately anticipate the possible outcome of such changes and/or reforms could have a material adverse effect on returns.
The financial services industry continues to be the subject of heightened regulatory scrutiny in the U.S. There has been active debate over the appropriate extent of regulation and oversight of investment funds and their managers. The Company may be adversely affected as a result of new or revised regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. The Company also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities and self-regulatory organizations. Further, new regulations or interpretations of existing laws may result in enhanced disclosure obligations, including with respect to sustainability matters, which could negatively affect the Company and materially increase its regulatory burden. Increased regulations generally increase costs, and the Company could continue to experience higher costs if new laws require it to spend more time or buy new technology to comply effectively.
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact the Company's operations, cash flows or financial condition, impose additional costs on the Company, intensify the regulatory supervision of the Company or otherwise adversely affect the Company's business.
Any legislative and regulatory changes applicable to or otherwise affecting the Company's business, such as changes affecting financial services industry, may impose additional compliance and other costs, increase regulatory investigations of the investment activities of the Company's funds, require the attention of the Company's senior management, affect the manner in which the Company conducts its business and adversely affect its profitability. Moreover, any changes to or repeal of the laws and regulations governing the Company's operations relating to permitted investments may cause the Company to alter its investment strategy to avail itself of new or different opportunities. Such changes could result in material differences to the Company's strategies and plans as set forth in this Annual Report and may result in the Company's investment focus shifting from the areas of expertise of the Adviser to other types of investments in which the Adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on the Company's financial condition and results of operations and the value of a shareholder's investment. The full extent of the impact of any new laws, regulations or initiatives that may be proposed is impossible to determine.
The impact of financial reform legislation is uncertain.
In light of past market conditions in the U.S. and global financial markets, the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") which instituted a wide range of reforms that have impacted all financial institutions to varying degrees. While the Company cannot predict what effect any changes in the laws or regulations or their interpretations would have, these changes could be materially adverse to the Company and its shareholders.
Any changes in the regulatory framework applicable to the Company's business, including the changes described above, may impose additional compliance and other costs, increase regulatory investigations of the investment activities, require the attention of senior management, affect the manner in which the Company conducts its business and adversely affects profitability. The full extent of the impact of any new laws, regulations or initiatives that may be proposed is impossible to determine.
The Company, the Adviser and the respective affiliates are subject to regulatory oversight, which could negatively impact operations, cash flow or financial condition, impose additional costs or otherwise adversely affect the Company's business.
The Company's business and the businesses of the Adviser and its affiliates are subject to extensive regulation, including periodic examinations, inquiries and investigations, which may result in enforcement and other proceedings, by governmental agencies and self- regulatory organizations in the jurisdictions in which the Company and others operate around the world, including the SEC and various other U.S. federal, state and local agencies. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities.

The Company, the Adviser, and its affiliates have received, and may in the future receive, requests for information, inquiries and informal or formal investigations or subpoenas from such regulators from time to time in connection with such inquiries and proceedings and otherwise in the ordinary course of business. These requests could relate to a broad range of matters, including specific practices of the Company's business, the Adviser, their investments or other investments the Adviser or its affiliates make on behalf of their clients, potential conflicts of interest between the Company and the Adviser or its affiliates, or industry wide practices. Actions by and/or initiatives of the SEC and/or other regulators can have an adverse effect on the financial results, including as a result of the imposition of a sanction, a limitation on the Company's, Blackstone's or their personnel's activities, or changing the historic practices. Any adverse publicity relating to an investigation, proceeding or imposition of these sanctions could harm the Company's or Blackstone's reputation and have an adverse effect on the future fundraising or operations. The costs of responding to legal or regulatory information requests, any increased reporting, registration and compliance requirements will be borne by the Company in the form of legal or other expenses, litigation, regulatory proceedings or penalties, may divert the attention of the Company's management, may cause negative publicity that adversely affects investor sentiment, and may place the Company at a competitive disadvantage, including to the extent that the Company, the Adviser or any of its affiliates are required to disclose sensitive business information or alter business practices.
In addition, in October 2022, the SEC initiated a sweep of private equity and other types of investment advisors relating to the retention of certain types of electronic business communications, including text messages, that may be required to be preserved under certain SEC rules. Blackstone received a request for information as part of this sweep and cooperated with the SEC. In January 2025, certain Blackstone registered investment advisers entered into a settlement with the SEC to resolve this inquiry, which included a combined civil monetary penalty of $12 million. Blackstone, and not any fund or limited partner, paid the full amount of these penalties.
Furthermore, efforts by the current administration or future administrations could have further impacts on the industry if previously enacted laws are amended or if new legislative or regulatory reforms are adopted. In addition, a future change in administration may lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over the U.S. financial services industry. Such changes would pose uncertainty with respect to such agencies' ongoing policy priorities and could lead to increased regulatory enforcement activity in the financial services industry. Any changes or reforms may impose additional costs on the Company's current or future investments, require the attention of senior management or result in other limitations on the Company's business or investments. The Company is unable to predict at this time the likelihood or effect of any such changes or reforms.
The Company is subject to risks related to sustainability matters.
Although the Adviser's consideration of sustainability factors is intended to aid the Adviser in evaluating the return and risk profile of a given investment and is not expected to by itself determine an investment decision for the Company, the Adviser's consideration of sustainability factors could, to the extent material economic risks or opportunities associated with an investment are identified, cause the Adviser to consider taking a different action than may have been taken in the absence of such consideration, which could cause the Company to perform differently compared to funds or other investors that do not consider such risks and opportunities. Further, although the Adviser views application of its sustainability framework to be an opportunity to potentially enhance or protect the performance of investments over the long-term, the Adviser cannot guarantee that any consideration of sustainability factors will positively impact performance.
Investors and other stakeholders have become more focused on understanding how companies address a variety of sustainability factors. As they evaluate investment decisions, many investors look not only at company disclosures but also to benchmarks and rating systems that have been developed by third parties to allow them to compare and monitor the sustainability impact of their investments. The criteria used in these ratings systems may conflict and change frequently, and the Company cannot predict how these third parties will score them, nor can they have any assurance that the third parties score them or other companies accurately or that other companies have provided them with accurate data. If the Company's ratings, disclosures or practices with respect to sustainability do not meet the standards set by such investors or the Company's shareholders, they may choose not to invest in the Company's common shares. Relatedly, the Company risks damage to its reputation, if the Company does not, or is perceived to not, act responsibly in a number of areas, such as greenhouse gas emissions, energy management, human rights, community relations, workforce health and safety, and business ethics and transparency. Adverse performance or incidents with respect to sustainability matters or negative ratings or assessments by third-party raters could impact the value of the Company's brand, or the cost of operations and relationships with investors, all of which could adversely affect the Company's business and results of operations. At the same time, some stakeholders and regulators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives. This divergence increases the risk that any action or lack thereof with respect to sustainability matters will be perceived negatively by at least some stakeholders and adversely impact the Company's reputation and business.
There is a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of sustainability factors in order to allow investors to validate and better understand sustainability claims. New regulatory initiatives related to sustainability that are applicable to the Company could adversely affect its business. Rules, regulations and stakeholder expectations concerning sustainability matters have been subject to increased attention and shifting focus in recent years. Some of these changes are likely to result in increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. If the Company fails or is perceived to fail to comply with applicable rules, regulations and meet stakeholder expectations, it could negatively impact its reputation and its business results.

The Company and the Adviser could be the target of litigation or regulatory investigations.
The Company as well as the Adviser and its affiliates participate in a highly regulated industry and are each subject to regulatory examinations in the ordinary course of business. There can be no assurance that the Company and the Adviser and/or any of its affiliates will avoid regulatory investigation and possible enforcement actions stemming therefrom. The Adviser is a registered investment adviser and, as such, is subject to the provisions of the Investment Advisers Act of 1940, as amended (the "Advisers Act"). The Company and the Adviser are each, from time to time, subject to formal and informal examinations, investigations, inquiries, audits and reviews from numerous regulatory authorities both in response to issues and questions raised in such examinations or investigations and in connection with the changing priorities of the applicable regulatory authorities across the market in general.
The Adviser, its affiliates and/or any of their respective principals and employees could also be named as defendants in, or otherwise become involved in, litigation. Litigation and regulatory actions can be time-consuming and expensive and can lead to unexpected losses, which expenses and losses are often subject to indemnification by the Company. Legal proceedings could continue without resolution for long periods of time and their outcomes, which could materially and adversely affect the value of the Company or the ability of the Adviser to manage the Company, are often impossible to anticipate. The Adviser would likely be required to expend significant resources responding to any litigation or regulatory action related to it, and these actions could be a distraction to the activities of the Adviser.
The investment activities are subject to the normal risks of becoming involved in litigation by third parties. This risk would be somewhat greater if the Company were to exercise control or significant influence over a borrower's direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent willful misfeasance, bad faith, gross negligence, or reckless disregard of the duties involved by the Adviser, the Administrator, or any of the Company's officers, be borne by the Company and would reduce the net assets. The Adviser and others are indemnified by the Company in connection with such litigation, subject to certain conditions.
State and foreign licensing requirements may cause the Company to incur expenses and its failure to be properly licensed may have a material adverse effect on the Company and its operations.
Non-bank financial companies are generally required to hold licenses in a number of U.S. states and foreign jurisdictions to conduct lending and certain related activities. These licensing statutes vary from jurisdiction to jurisdiction and prescribe or impose various recordkeeping requirements; restrictions on loan origination and servicing practices, including limits on finance charges and the type, amount and manner of charging fees; disclosure requirements; requirements that licensees submit to periodic examination; surety bond and minimum specified net worth requirements; periodic financial reporting requirements; notification requirements for changes in principal officers, stock ownership or corporate control; restrictions on advertising; and requirements that loan forms be submitted for review. Obtaining and maintaining licenses will cause the Company to incur expenses and failure to be properly licensed under such laws or otherwise may have a material adverse effect on the Company and its operations.
Transactions denominated in foreign currencies subject the Company to foreign currency risks.
The Company may hold assets and make borrowings denominated in foreign currencies, and may acquire assets or make borrowings denominated in other foreign currencies, which exposes the Company to foreign currency risk. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of the Company's assets or liabilities, as well as the income and cash flows. As a result of foreign currency fluctuations, the value of the Company's liabilities and expenses may increase or the value of the assets and income may decrease due to factors outside of the Company's control, which can have a negative effect on the NAV and cash available for distribution. Any such changes in foreign currency exchange rates may impact the measurement of such assets or liabilities for purposes of maintaining RIC tax treatment or the requirements under the 1940 Act. The Company may seek to hedge against currency exchange rate fluctuations by using financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act, but there is no guarantee such efforts will be successful and such hedging strategies create additional costs.

Economic and trade sanctions and anti-bribery regulations may limit the Company's ability to transact in certain countries or with certain parties.
In the U.S., the U.S. Department of the Treasury's Office of Foreign Assets Control ("OFAC") administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, sanction evaders, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. The lists of OFAC prohibited countries, territories, persons and entities, including the List of Specially Designated Nationals and Blocked Persons, as such list may be amended from time to time, can be found on the OFAC website at www.treas.gov/ofac. In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries regardless of whether such individuals or entities appear on the lists maintained by OFAC. Other jurisdictions maintain different and/or additional economic and trade sanctions. These types of sanctions may significantly restrict the Company's investment activities in certain countries and, in particular, certain emerging market countries. At the same time, the Company may be obligated to comply with certain anti-boycott laws and regulations, which prevents the Company from engaging in certain discriminatory practices that may be allowed or required in certain jurisdictions. The Company's failure to discriminate in this manner could make it more difficult for the Company to pursue certain investments and engage in certain business activities.
In some countries, there is a greater acceptance than in the U.S. and the U.K. of government involvement in commercial activities, and of corruption. The Company, the Company's professionals and the Adviser are committed, to the fullest extent permitted by applicable law, to complying with the U.S. Foreign Corrupt Practices Act ("FCPA"), the U.K. Bribery Act and other anti-corruption, anti-bribery, anti-fraud laws and regulations, as well as anti-boycott regulations, to which they are subject. As a result, the Company may be adversely affected because of its unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for the Company to act successfully on investment opportunities and for investments to obtain or retain business.
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the U.K., with enactment of the U.K. Bribery Act, has expanded the reach of its anti-bribery laws significantly. While Blackstone has developed and implemented policies and procedures designed to ensure strict compliance with the FCPA and the U.K. Bribery Act and the sanctions regimes that apply to the Company, such policies and procedures may not be effective in all instances to prevent violations. In addition, in spite of these policies and procedures, affiliates, particularly in cases in which the Company or another fund or vehicle sponsored by the Company does not control such affiliate, may engage in activities that could result in FCPA, U.K. Bribery Act or other violations of law. Any determination that the Company has violated the FCPA, U.K. Bribery Act or other applicable anti-corruption, anti-bribery, anti-fraud laws or sanctions requirements could subject the Company to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation, disclosure obligations and a general loss of investor confidence, any one of which could adversely affect the Company's business prospects and/or financial position, as well as the Company's ability to achieve its investment objectives and/or conduct its operations.
The Company's Board of Trustees may amend the Declaration of Trust without prior shareholder approval.
The Company's Board of Trustees may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust. Similarly, the Board of Trustees may, without a shareholder vote, amend the bylaws.
Provisions of the Declaration of Trust and bylaws could deter takeover attempts and have an adverse effect on the value of the Company's common shares.
The Declaration of Trust and bylaws include provisions that could have the effect of limiting the ability of other entities or persons to acquire control of the Company or to change the composition of the Board of Trustees. These provisions may have the effect of discouraging attempts to acquire control of the Company, which attempts could have the effect of increasing the expenses of the Company and interfering with the normal operation of the Company. The trustees are elected for indefinite terms and do not stand for reelection. A trustee may be removed from office (i) at any meeting of shareholders by a vote of not less than two-thirds of the outstanding voting common shares or (ii) with or without cause at any time by written instrument signed by at least two-thirds of the number of Trustees prior to such removal, specifying the date when such removal shall become effective. The trustees may also fill vacancies caused by enlargement of their number or by the death, resignation or removal of a trustee. The Declaration of Trust requires the affirmative vote of not less than seventy-five percent (75%) of the common shares of the Company to approve, adopt or authorize an amendment to the Declaration of Trust that makes the common shares a "redeemable security" as that term is defined in the 1940 Act, unless such amendment has been approved by a majority of the trustees then in office, in which case approval by the vote of a majority of the outstanding voting securities, as defined in the 1940 Act, is required, notwithstanding any provisions of its bylaws. The Declaration of Trust, including the anti-takeover provisions contained therein, was considered and ratified by the Company's Board of Trustees. These provisions, as well as other provisions the Company has adopted in the Declaration of Trust and bylaws, may delay, defer or prevent a transaction or a change in control in circumstances that could give the Company's shareholders the opportunity to realize a premium of the NAV of its common shares.

Because the Company is an acquired fund under Rule 12d1-4, regulatory limitations may restrict the Company's ability to pursue certain investment opportunities that would otherwise be available to the Company.
The 1940 Act imposes restrictions on registered investment companies and certain other funds (collectively, "acquiring funds") with respect to their investments in other registered investment companies or BDCs, including the Company. Without relying on an exemption, an acquiring fund may not: (i) own more than 3% of the outstanding voting securities of any one registered investment company or BDC; (ii) invest more than 5% of its total assets in the securities of any single registered investment company or BDC; or (iii) invest more than 10% of its total assets in the securities of other registered investment companies or BDCs (collectively, the "3-5-10% Limitations").
The SEC subsequently adopted Rule 12d1-4 (the "Rule"), which provides an exemption allowing certain acquiring funds to invest in the securities of other registered investment companies or BDCs in excess of the 3-5-10% Limitations, subject to certain conditions. Notably, if a fund's shares are acquired by another investment company or BDC in reliance on the Rule, the acquired fund may not purchase or otherwise acquire the securities of an investment company or private fund if, immediately after the transaction, the aggregate value of such securities exceeds 10% of the acquired fund's total assets, subject to certain exceptions. This restriction on acquired funds under the Rule limits the Company's ability to invest in the securities of other investment companies or "private funds," a term broadly defined by the Rule to include not only traditional private equity funds and hedge funds, but also a range of certain other investment vehicles and strategies in which the Company may wish to invest.
Additionally, the Rule prohibits an acquiring fund from acquiring control of another investment company (other than one in the same group of investment companies as the acquiring fund), including by acquiring more than 25% of its voting securities. The Rule also imposes specific voting requirements when an acquiring fund's ownership in another investment company (other than one in the same group of investment companies) exceeds certain thresholds.
Certain funds and accounts may invest in the Company and may at times have substantial investments in the Company.
Because certain funds and accounts may have substantial investments in the Company, it may experience large repurchases or investments due to transactions in its common shares by these large shareholders, or similarly managed accounts. While it is impossible to predict the overall effect of these transactions over time, there could be an adverse impact on the Company's performance. In the event of such repurchases or investments, the Company could be required to sell securities or to invest cash at a time when it may not otherwise desire to do so. Such transactions may increase the Company's brokerage and/or other transaction costs and affect the liquidity of the Company's portfolio. In addition, when other investors own a substantial portion of its common shares, a large repurchase by such an investor could (i) cause the Company to exceed the repurchase limits under its share repurchase program, resulting in the repurchase of shares on a pro rata basis, (ii) lead to an increase in the Company's actual expenses, or (iii) result in the Company's current expenses being allocated over a smaller asset base, leading to an increase in the Company's expense ratio. Repurchases could also force the Company to sell its assets and accelerate the realization of taxable capital gains if sales of securities result in capital gains. The impact of these transactions is likely to be greater when the significant investor purchases, repurchases, or owns a substantial portion of its common shares. Amounts of the Company's common shares that may be submitted for repurchase may vary materially over time, and investors will not have visibility into the number of common shares repurchased in any given tender offer until its close. Because of this, if an investor submits a purchase order for common shares during an ongoing tender offer which is oversubscribed, they could become subject to some or all of the negative effects set forth above without notice.
When possible, the Adviser will consider how to minimize these potential adverse effects, and may take such actions as it deems appropriate to address potential adverse effects, including by carrying out the transactions over a period of time, although there can be no assurance that such actions will be successful. A high volume of repurchase requests can impact the Company the same way as the transactions of a single shareholder with substantial investments. As an additional safeguard, the significant investor may manage the placement of their repurchase requests in a manner designed to minimize the impact of such requests on the Company's day-to-day operations. This may involve, for example, requesting repurchases of its common shares gradually over time.
The Company will not be required to comply with certain reporting requirements, including those relating to auditor's attestation reports on the effectiveness of the Company's system of internal control over financial reporting, accounting standards and disclosure about executive compensation, that apply to other public companies.
The Company is classified as an emerging growth company. For as long as the Company is an emerging growth company, which may be up to five full fiscal years, unlike other public companies, the Company will not be required to (1) provide an auditor's attestation report on the effectiveness of its system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board ("PCAOB") requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold shareholder advisory votes on executive compensation.

Once the Company is no longer an emerging growth company, so long as its common shares are not traded on a securities exchange, the Company will be deemed to be a "non-accelerated filer" under the 1934 Act, and as a non-accelerated filer, will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, so long as the Company is externally managed by the Adviser and does not directly compensate the executive officers, or reimburse the Adviser or its affiliates for salaries, bonuses, benefits and severance payments for persons who also serve as one of the Company's executive officers or as an executive officer of the Adviser, the Company does not have any executive compensation, making the exemptions listed in (5) and (6) above generally inapplicable.
The Company cannot predict if investors will find its common shares less attractive because the Company chooses to rely on any of the exemptions discussed above.
As noted above, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. The Company plans to take advantage of delayed adoptions.
Risks Related to the Company's Investments
The Company's real estate credit investments expose it to risks.
The Company's investment strategy is to originate, acquire, finance and manage a portfolio consisting of a broad range of real estate-related investments in or relating to private and public debt, equity or other interests on a global basis, with a primary focus in the U.S.
As such, the Company is subject to, among other things, risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of the loans and investments. Any deterioration of real estate fundamentals generally, and in the U.S. in particular, could negatively impact its performance by making it more difficult for borrowers of the Company's mortgage loans, or borrower entities, to satisfy their debt payment obligations, increasing the default risk applicable to borrowers, and/or making it more difficult for the Company to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of borrowers and/or the value of underlying real estate collateral relating to the Company's investments and may include economic and/or market fluctuations, changes in building, environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand of real estate products, fluctuations in real estate fundamentals, the financial resources of borrower entities, energy supply shortages, various uninsured or uninsurable risks, natural disasters, pandemics or outbreaks of contagious disease, political events, terrorism and acts of war, U.S. tariff implementation and retaliatory tariffs by other countries, changes in government regulations, changes in monetary policy, changes in real property tax rates and/or tax credits, changes in operating expenses, changes in capital expenditure costs, changes in interest rates, changes in inflation rates, changes in foreign exchange rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, negative developments in the economy and/or adverse changes in real estate values generally and other factors that are beyond the Company's control. Concerns about the real estate market, high interest rates, inflation, energy costs, geopolitical issues, and other global events outside of the Company's control have contributed, and may in the future contribute, to increased volatility and diminished expectations for the economy and markets going forward.
The Company cannot predict the degree to which economic conditions generally, and the conditions for real estate debt investing in particular, will improve or decline. Any declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on the Company's business, financial condition, and results of operations.
The Company's commercial mortgage and mezzanine debt investments expose the Company to risks.
The Company invests in commercial mortgage and mezzanine debt (including pools thereof), which are secured, directly or indirectly, by commercial properties and are subject to risks of delinquency, foreclosure and losses.
With most commercial mortgage and mezzanine debt, the bulk of the loan balance is payable at maturity with a one-time "balloon payment." Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, and full satisfaction of a commercial real estate loan will be affected by the borrower's access to credit or a functioning sales market. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan may be impaired.

Commercial mortgage and mezzanine debt are usually non-recourse in nature. Therefore, if a commercial borrower defaults on the commercial real estate loan, then the options for financial recovery are limited. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which the Company directly or indirectly invests increase, the performance of the Company's investments related thereto may be adversely affected. Default rates and losses on commercial real estate loans will be affected by a number of factors, including global, regional and local economic conditions in the area where the properties are located, the borrower's equity in the underlying property or assets and the financial circumstances of the borrower. A decline in property values in specific commercial real estate markets or specific real estate or credit markets may result in higher delinquencies and defaults. In the event of default, the lender will have no right to assets beyond collateral attached to the commercial real estate loan. In certain instances, a negotiated settlement or an amendment to the terms of the commercial real estate loan are the only options before an ultimate foreclosure on the commercial property. As described more fully below, foreclosure is costly and often protracted due to litigation and bankruptcy restrictions. The ultimate disposition of a foreclosed property may also yield a price insufficient to cover the cost of the foreclosure process and the balance attached to the defaulted commercial real estate loan. It may in the future become difficult for lenders to dispose of foreclosed commercial real estate without incurring substantial investment losses, ultimately leading to a decline in the value of such investments.
In the event of any default under a mortgage or mezzanine loan held directly by the Company, it will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage or mezzanine loan, which could have a material adverse effect on the Company. In the event of the bankruptcy of a mortgage or mezzanine loan borrower, the mortgage or mezzanine loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage or mezzanine loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Additionally, in the event of a default under any senior debt, the junior or subordinate lender generally will have to foreclose on the equity, purchase the senior debt or negotiate a forbearance or restructuring arrangement with the senior lender in order to preserve its collateral.
The Company's investments may face credit risk, which in turn may impact its business and the return to shareholders.
Credit risk is the risk that an underlying issuer or borrower will be unable to make principal and interest payments on its outstanding debt or other payment obligations when due or otherwise defaults on its obligations to the Company and/or that the guarantors or other sources of credit support for such persons do not satisfy their obligations. The Company's return to shareholders would be adversely impacted if an underlying issuer of debt investments or other instruments or a borrower under a loan in which the Company invests were to become unable to make such payments when due.
Although the Company may make investments that the Adviser believes are secured by specific collateral the value of which may initially exceed the principal amount of such investments or the Company's fair value of such investments, there can be no assurance that the liquidation of any such collateral would satisfy the borrower's obligation in the event of non-payment of scheduled interest or principal payments with respect to such investment, or that such collateral could be readily liquidated. In addition, in the event of bankruptcy of a borrower, shareholders could experience delays or limitations with respect to its ability to enforce rights against and realize the benefits of the collateral securing an investment. Under certain circumstances, collateral securing an investment may be released without the consent of the Adviser and/or the shareholder or the shareholder's expected rights to such collateral could, under certain circumstances, be voided or disregarded. The Company's investments in secured debt may be unperfected for a variety of reasons, including the failure to make required filings by lenders and, as a result, the shareholder may not have priority over other creditors as anticipated. The Company may also invest in leveraged loans, high yield securities, marketable and non-marketable common and preferred equity securities and other unsecured investments, each of which involves a higher degree of risk than senior secured loans. Furthermore, the Company's right to payment and its security interest, if any, may be subordinated to the payment rights and security interests of a senior lender, to the extent applicable. Certain of these investments may have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the investment. In addition, certain instruments may provide for payments-in-kind, which have a similar effect of deferring current cash payments. In such cases, a borrower's ability to repay the principal of an investment may depend on a liquidity event or the long-term success of the Company, the occurrence of which is uncertain.
With respect to the Company's investments in any number of credit products, if the borrower or issuer breaches any of the covenants or restrictions under the credit agreement or indenture that governs loans or securities of such issuer or borrower, it could result in a default under the applicable indebtedness as well as the indebtedness held by the Company. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. This could result in an impairment or loss of the Company's investment or result in a pre-payment (in whole or in part) of the Company's investment.
Similarly, while the Adviser will generally target investing the Company's assets in borrowers it believes are of high quality, these borrowers could still present a high degree of business and credit risk. The Company's investments could deteriorate as a result of, among other factors, an adverse development in their underlying assets, a change in the competitive environment or economic and financial market downturns and dislocations. As a result, investments that the Adviser expected to be stable or improve may operate, or expect to operate, at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or maintain their competitive position, or may otherwise have a weak financial condition or be experiencing financial distress.

Commercial real estate-related investments that are secured, directly or indirectly, by real property are subject to delinquency, foreclosure and loss, which could result in losses to the Company.
The Company invests in commercial mortgage and mezzanine debt (including pools thereof), which are secured by commercial properties. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:
•tenant mix and tenant bankruptcies;
•success of tenant businesses;
•property management decisions, including with respect to capital improvements, particularly in older building structures;
•renovations or repositionings during which operations may be limited or halted completely;
•property location and condition, including without limitation, any need to address climate-related risks or environmental contamination at a property;
•competition from other properties offering the same or similar services;
•changes in laws that increase operating expenses or limit rents that may be charged;
•changes in interest rates, foreign exchange rates, and in the state of the credit and securitization markets and the debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate;
•global trade disruption or conflict, U.S. tariff implementation and retaliatory tariffs by other countries, other changes to trade policy in the U.S. and other jurisdictions and supply chain issues;
•labor shortages and increasing wages;
•higher rates of inflation;
•changes in global, national, regional or local economic conditions and/or the conditions of specific industry segments;
•declines in global, national, regional or local real estate values;
•declines in global, national, regional or local rental and/or occupancy rates;
•changes in real estate tax rates, tax credits and other operating expenses;
•changes in governmental rules, regulations and fiscal policies, including income tax regulations and environmental legislation;
•any liabilities relating to environmental matters at the property;
•acts of God, natural disasters, pandemics or other severe public health events, climate-related risks, terrorism or other hostilities, social unrest and civil disturbances, which may decrease the availability of or increase the cost of insurance or result in uninsured losses; and
•adverse changes in zoning laws.
In addition, the Company may be exposed to the risk of judicial proceedings with its borrowers and entities it invests in, including bankruptcy or other litigation, as a strategy to avoid foreclosure or enforcement of other rights by the Company as a lender or investor. In the event that any of the properties or entities underlying or collateralizing the loans or investments experiences or continues to experience any of the other foregoing events or occurrences, the value of, and return on, such investments could be reduced, which would adversely affect the results of operations and financial condition.
B-Notes, mezzanine loans, and other investments (such as preferred equity) that are subordinated or otherwise junior in the capital structure and that involve privately negotiated structures will expose the Company to greater risk of loss.
The Company may originate or acquire B-Notes, mezzanine loans and other investments (such as preferred equity) that are subordinated or otherwise junior in the capital structure and that involve privately negotiated structures. To the extent the Company invests in subordinated debt or mezzanine tranches of an entity's capital structure, such investments and the Company's remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of holders of more senior tranches in the issuer's capital structure and, to the extent applicable, contractual intercreditor, co-lender and/or participation agreement provisions. Significant losses related to such loans or investments could adversely affect the Company's results of operations and financial condition.
As the terms of such loans and investments are subject to contractual relationships among lenders, co-lending agents and others, they can vary significantly in their structural characteristics and other risks. For example, the rights of holders of B-Notes to control the process following a borrower default may vary from transaction to transaction.

Like B-Notes, mezzanine loans are by their nature structurally subordinated to more senior property-level financings. If a borrower defaults on the Company's mezzanine loan or on debt senior to the Company's loan, or if the borrower is in bankruptcy, the Company's mezzanine loan will be satisfied only after the property-level debt and other senior debt is paid in full. As a result, a partial loss in the value of the underlying collateral can result in a total loss of the value of the mezzanine loan. In addition, even if the Company is able to foreclose on the underlying collateral following a default on a mezzanine loan, the Company would be substituted for the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, the Company may need to commit substantial additional capital and/or deliver a replacement guarantee by a creditworthy entity, which may include the Company, to stabilize the property and prevent additional defaults to lenders with existing liens on the property. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to the Company's B-Notes and mezzanine loans would result in operating losses and may limit the Company's ability to pay distributions to its shareholders.
The Company expects to originate loans with the intention of syndicating all or a portion of the loan at or following origination, but there can be no assurance that any intended syndication will be completed on favorable terms or at all.
Loans or investments involving international real estate-related assets are subject to special risks that the Company may not manage effectively, which could have a material adverse effect on the results of operations and financial condition and the Company's ability to pay distributions to its shareholders.
The Company may invest a portion of capital in assets outside the U.S. and may increase the percentage of investments outside the U.S. over time. The investments in non-domestic real estate-related assets may be subject to certain risks associated with international investments generally, including, among others:
•currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another, which may have an adverse impact on the valuation of the Company's assets or income, regardless of any hedging activities the Company undertakes, which may not be adequate;
•less developed or efficient financial markets than in the U.S., which may lead to potential price volatility and relative illiquidity;
•the burdens of complying with international regulatory requirements, including the requirements imposed by exchanges on which the Company's international affiliates list debt securities issued in connection with the financing of its loans or investments involving international real-estate related assets, and prohibitions that differ between jurisdictions;
•changes in laws or clarifications to existing laws that could impact the Company's tax treaty positions, which could adversely impact the returns on its investments;
•a less developed legal or regulatory environment, differences in the legal and regulatory environment or enhanced legal and regulatory compliance;
•political hostility to investments by foreign investors;
•higher rates of inflation;
•higher transaction costs;
•greater difficulty enforcing contractual obligations;
•fewer investor protections;
•war or other hostilities;
•certain economic and political risks, including potential exchange control regulations and restrictions on non-U.S. investments and repatriation of profits from investments or of capital invested, the risks of political, economic or social instability, the possibility of expropriation or confiscatory taxation and adverse economic and political developments; and
•potentially adverse tax consequences.
If any of the foregoing risks were to materialize, they could adversely affect the Company's results of operations and financial condition and its ability to pay distributions to its shareholders.
A prolonged economic slowdown, a lengthy or severe recession, severe public health events or declining real estate values could impair the Company's investments and harm its operations.
The Company believes the risks associated with its business will be more severe during periods of economic slowdown or recession, particularly if these periods are accompanied by declining real estate values. Declining real estate values, whether occurring during a period of economic slowdown or recession or otherwise, will likely reduce the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and interest on the Company's loans if the value of real estate weakens. Further, declining real estate values significantly increase the likelihood that the Company will incur losses on its loans in the event of default because the value of its collateral may be insufficient to cover its cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect the Company's ability to invest in, sell and securitize loans, which would materially and adversely affect its results of operations, financial condition, liquidity and business and its ability to pay dividends to shareholders.

Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. For example, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets. In addition, ongoing conflicts in the Middle East and Ukraine have disrupted, and may continue to disrupt, energy prices and the movement of goods in Europe and the Middle East, which has resulted, and may continue to result, in rising energy costs and inflation more generally. The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.
Market analysts, journalists, and other stakeholders have increasingly questioned whether the rapidly developing artificial intelligence market, which includes companies focused on the design and manufacture of semiconductors, data center construction and the expansion of power generation, is fueling inflated valuations and unsustainable price appreciation. This concern is compounded by the sector's increasing interconnectivity, as the sector supports cross-investments among artificial intelligence and data center-focused firms, potentially creating an overvalued and tightly linked ecosystem that may lack solid long-term economic fundamentals. If these concerns are validated or perceived as credible by the public, a significant global market correction or downturn could occur, which could result in a material adverse effect on the Company.
Additionally, global trade disruption or conflict, U.S. tariff implementation and retaliatory tariffs by other countries, other changes to trade policy in the U.S. and other jurisdictions, as well as war or other hostilities, together with any future downturns in the global economy resulting therefrom, have in the past and may in the future continue to contribute to significant volatility in the financial markets, including material interest rate changes, and could adversely affect the Company's performance.
Furthermore, severe public health events, such as those caused by the COVID-19 pandemic, may occur from time to time, and could directly and indirectly impact the Company in material respects that it is unable to predict or control. In addition, the Company may be materially and adversely affected as a result of many related factors outside its control, including the effectiveness of governmental responses to a severe public health event, pandemic or epidemic, the extension, amendment or withdrawal of any programs or initiatives established by governments and the timing and speed of economic recovery. Actions taken in response may contribute to significant volatility in the financial markets, resulting in increased volatility in equity prices, material interest rate changes, supply chain disruptions, such as simultaneous supply and demand shock to global, regional and national economies, and an increase in inflationary pressures.
Long-term macroeconomic effects from a severe public health event, pandemic or epidemic, including from supply and labor shortages, workforce reductions in response to challenging economic conditions, or shifts in demand for real estate may have an adverse impact on the Company's investments, including investments in office, hotel, and other asset classes that are particularly negatively impacted by such supply and labor issues. The impact of such long-term effects may disproportionally affect certain asset classes and geographic areas. For example, many businesses increasingly permit employees to work from home and make use of flexible work schedules, open workplaces, videoconferences and teleconferences, which have had and could continue to have a longer-term impact on the demand for both office space and hotel rooms for business travel, which could adversely affect the Company's investments in assets secured by office or hotel properties. While the Company believes the principal amount of the Company's loans are generally adequately protected by underlying property value, there can be no assurance that it will realize the entire principal amount of certain investments.
In addition, the failure of certain financial institutions, namely banks, may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The failure of a bank (or banks) with which the Company and/or its borrowers have a commercial relationship could adversely affect, among other things, the Company's and/or its borrowers' ability to pursue key strategic initiatives, including by affecting the Company's or its borrower's ability to access deposits or borrow from financial institutions on favorable terms. Additionally, if a borrower or its sponsor has a commercial relationship with a bank that has failed or is otherwise distressed, the borrower may experience issues receiving financial support from a sponsor to support its operations or consummate transactions, to the detriment of its business, financial condition and/or results of operations. In addition, such bank failure(s) could affect, in certain circumstances, the ability of both affiliated and unaffiliated co-lenders, including syndicate banks or other Blackstone-advised vehicles, to undertake and/or execute co-investment transactions with the Company, which in turn may result in fewer co-investment opportunities being made available to the Company or impact the Company's ability to provide additional follow-on support. The ability of the Company, its subsidiaries and borrowers to spread banking relationships among multiple institutions may be limited by certain contractual arrangements, including liens placed on their respective assets as a result of a bank agreeing to provide financing.

The Company invests in securities rated below investment grade, which exposes it to multiple risks.
The Company invests in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as "junk," have predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. They may also be difficult to value and illiquid. The major risks of below investment grade securities include: (i) below investment grade securities may be issued by less creditworthy issuers. Issuers of below investment grade securities may have a larger amount of outstanding debt relative to their assets than issuers of investment grade securities. In the event of an issuer's bankruptcy, claims of other creditors may have priority over the claims of holders of below investment grade securities, leaving few or no assets available to repay holders of below investment grade securities; (ii) prices of below investment grade securities are subject to extreme price fluctuations. Adverse changes in an issuer's industry and general economic conditions may have a greater impact on the prices of below investment grade securities than on other higher-rated fixed income securities; (iii) issuers of below investment grade securities may be unable to meet their interest or principal payment obligations because of an economic downturn, specific issuer developments, or the unavailability of additional financing; (iv) below investment grade securities frequently have redemption features that permit an issuer to repurchase the security from the Company before it matures. If the issuer redeems below investment grade securities, the Company may have to invest the proceeds in securities with lower yields and may lose income; (v) below investment grade securities may be less liquid than higher-rated fixed income securities, even under normal economic conditions. There are fewer dealers in the below investment grade securities market, and there may be significant differences in the prices quoted by the dealers. Judgment may play a greater role in valuing these securities and the Company may be unable to sell these securities at an advantageous time or price; and (vi) the Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting issuer.
The credit rating of a high yield security does not necessarily address its market value risk. Ratings and market value may change from time to time, positively or negatively, to reflect new developments regarding the issuer.
The Company may invest in investment grade securities, which exposes it to downgrade risk.
The Company may invest in investments relating to "high-grade" or "investment grade" debt or debt instruments determined by the Adviser to be of reasonably high credit quality. Such investments are not immune from the credit risks associated with credit instruments that are not "high-grade" or "investment grade" and may subsequently become non-investment grade as a result of financial difficulties encountered by the issuers or borrowers or otherwise as a result of market conditions in the credit and interest rate markets and prevailing monetary and fiscal policies enacted by governments and monetary authorities. No assurance can be made with respect to recovery of principal or timely payment of interest payments, or that losses may not otherwise be incurred in respect of the Company even to the extent invested in "high grade" or "investment grade" credit investments.
Any distressed loans or investments the Company makes, or loans and investments that later become distressed, may subject the Company to losses and other risks.
The Company's loans and investments will focus primarily on "performing" real estate-related interests. Certain of the Company's loans and investments may also include making distressed investments from time to time (e.g., investments in defaulted, out-of-favor or distressed loans and debt securities) and the Company may make investments that become "sub-performing" or "non-performing" following the origination or acquisition thereof. Certain of the Company's investments may involve properties that are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of risk. During an economic downturn or recession, loans or securities of financially or operationally troubled borrowers or issuers are more likely to go into default than loans or securities of other borrowers or issuers. Loans or securities of financially or operationally troubled issuers are less liquid and more volatile than loans or securities of borrowers or issuers not experiencing such difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and ask prices may be greater than normally expected. Investment in the loans or securities of financially or operationally troubled borrowers or issuers involves a high degree of credit and market risk.
Loans on properties in transition may involve a greater risk of loss than conventional mortgage loans.
The typical borrower in a transitional loan has usually identified an asset that it views as undervalued, having been under-managed and/or located in a recovering market, and is seeking relatively short-term capital to be used in an acquisition or rehabilitation of a property. If the borrower's assessment of the asset as undervalued is inaccurate, or if the market in which the asset is located fails to sufficiently improve according to the borrower's projections, or if the borrower fails to sufficiently improve the quality of the asset's management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and the Company bears the risk that it may not recover all or a portion of its investment. During periods in which there are decreases in demand for certain properties as a result of macroeconomic factors, reductions in the financial resources of tenants and defaults by borrowers or tenants, borrowers face additional challenges in transitioning properties. Market downturns or other adverse macroeconomic factors may affect transitional loans in the Company's portfolio more adversely than loans secured by more stabilized assets.

In addition, borrowers usually use the proceeds of a sale or a refinancing to repay a loan, and both sales and refinancings are subject to the broader risk that the underlying collateral may not be liquid and that financing may not be available on acceptable terms or at all. In the event of any default under one of the Company's loans, the Company bears the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the underlying collateral and the principal amount and unpaid interest of the loan. To the extent the Company suffers such losses with respect to its loans, it could adversely affect the Company's results of operations and financial condition.
Risks of cost overruns and noncompletion of renovations of properties in transition may result in significant losses.
The renovation, refurbishment or expansion of a property in transition by a borrower involves risks of cost overruns and noncompletion. Estimates of the costs of improvements to bring an acquired property in transition up to standards established for the market position intended for that property may prove inaccurate. Inflation in the cost of labor and materials, as well as global supply chain shortages or slowdowns can also create challenges for borrowers in transitioning properties. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks, delays in legal and other approvals (e.g., for condominiums) and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged reduction of net operating income and may not be able to make payments on the Company's investment on a timely basis or at all, which could result in significant losses.
There are increased risks involved with construction lending activities.
The Company may invest in loans that fund the construction or development of real estate-related assets, which may expose the Company to increased lending risks. Construction lending may involve a higher degree of risk of non-payment and loss than other types of lending due to a variety of factors, including the difficulties in estimating construction costs and anticipating construction delays (or governmental shut-downs of construction activity) and, generally, the dependency on timely, successful completion and the lease-up and commencement of operations post-completion. Further, as the lender under a construction loan, the Company may be obligated to fund all or a significant portion of the loan at one or more future dates. The Company may not have the funds available at such future date(s) to meet its funding obligations under the loan. In that event, the Company would likely be in breach of the loan unless it is able to raise the funds from alternative sources, which it may not be able to achieve on favorable terms or at all.
If a borrower fails to complete the construction of a project or experiences cost overruns, there could be adverse consequences associated with the loan, including a decline in the value of the property securing the loan, a borrower claim against the Company for failure to perform under the loan documents if it choose to stop funding, increased costs to the borrower that the borrower is unable to pay, a bankruptcy filing by the borrower, and abandonment by the borrower of the collateral for the loan.
The Company may be subject to lender liability claims, and if it is held liable under such claims, the Company could be subject to losses.
In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed "lender liability." Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. The Company cannot assure prospective investors that such claims will not arise or that it will not be subject to significant liability if a claim of this type did arise.
The Company's loans and investments may be concentrated in terms of geography, asset types, and sponsors, which could subject it to increased risk of loss.
The Company is not required to observe specific diversification criteria. Therefore, its investments may at times be concentrated in certain property types that may be subject to higher risk of default or foreclosure, or secured by properties concentrated in a limited number of geographic locations.
The Company does not currently intend to concentrate, except to the extent necessary to focus on U.S. investments in order to comply with BDC rules regarding Qualifying Assets (see "Item 1. Business—Regulation as a Business Development Company"); however, subject to the Adviser's judgment regarding attractive investment opportunities, the Company retains the flexibility to concentrate its investments in the future. To the extent that the Company's assets are concentrated in any one region, sponsor or type of asset, economic and business downturns generally relating to such region, sponsor or type of asset may result in defaults on a number of its investments within a short time period, which could adversely affect the Company's results of operations and financial condition. In addition, because of asset concentrations, even modest changes in the value of the underlying real estate assets could have a significant impact on the value of its investment.
As a result of any high levels of concentration, any adverse economic, political or other conditions that disproportionately affects those geographic areas or asset classes could have a magnified adverse effect on the Company's results of operations and financial condition, and the value of its shareholders' investments could vary more widely than if the Company invested in a more diverse portfolio of loans.

The Company's due diligence process for investment opportunities may not reveal all relevant information.
Before making investments, the Company conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, the Company may be required to evaluate important and complex issues, including but not limited to those related to business, financial, tax, accounting, environmental, sustainability, legal, and regulatory and macroeconomic trends. The due diligence investigation with respect to any investment opportunity may not reveal or highlight all relevant facts (including fraud) or risks that may be necessary or helpful in evaluating such investment opportunity. In addition, the Company may not identify or foresee future developments that could have a material adverse effect on an investment.
In addition, selecting and evaluating material sustainability factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by it or a third-party sustainability specialist (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other asset managers or with market trends. The materiality of sustainability risks and impacts on an individual potential investment or portfolio as a whole are dependent on many factors, including the relevant industry, country, asset class and investment style. The Company's loss estimates may not prove accurate, as actual results may vary from estimates. If the Company underestimates the asset-level losses relative to the price it pays for a particular investment, it may be required to recognize an impairment and/or realize losses with respect to such investment.
Moreover, the Company's investment analyses and decisions may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to it at the time of making an investment decision may be limited, and they may not have access to detailed information regarding such investment.
The illiquidity of certain assets the Company may invest in may adversely affect its business.
The illiquidity of certain assets the Company may invest in may make it difficult for it to sell such investments, if needed. Certain assets such as mortgages, B-Notes, mezzanine and other loans (including loan participations) and preferred equity, in particular, are relatively illiquid investments, are potentially unsuitable for securitization and have a greater difficulty of recovery in the event of a borrower's default. The Company is also required to hold certain risk retention interests in certain securitization transactions. In addition, certain of its investments may become less liquid after its investment as a result of periods of delinquencies or defaults or turbulent market conditions, including due to current market conditions and exacerbated market volatility, which may make it more difficult for the Company to dispose of such assets at advantageous times or in a timely manner. Moreover, many of the loans and securities it has invested, and may invest, in are not registered under the relevant securities laws, resulting in limitations or prohibitions against their transfer, sale, pledge or their disposition. As a result, many of the Company's investments are illiquid, and if it is required to liquidate all or a portion of its portfolio quickly, for example as a result of margin calls, the Company may realize significantly less than the value at which it has previously recorded the investments. See "—The Company may foreclose on certain of the loans it originates or acquires, which could result in losses that negatively impact its results of operations and financial condition" and "—If the Company becomes the owner of real estate, it will be subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate."
Further, the Company may face other restrictions on its ability to liquidate an investment to the extent that the Company or its Adviser (and/or its affiliates) has or could be attributed as having material, nonpublic information regarding the borrower. As a result, the Company's ability to vary its portfolio in response to changes in economic and other conditions may be limited, which could adversely affect the Company's results of operations and financial condition.
The Company may not have the funds or ability to make additional investments in its borrowers or to meet its unfunded future funding commitments.
After the Company's initial investment in a borrower, the Company may be called upon from time to time to provide additional funds to such borrower, including to meet the Company's unfunded future funding commitments. There is no assurance that it will make, or will have sufficient funds to make, any such additional investment. Any failure to do so could adversely affect the Company and reduce the expected return on the investment.

The Company's investments may include OID and PIK instruments.
To the extent that the Company invests in original issue discount ("OID") or payment-in-kind ("PIK") instruments and the accretion of OID or PIK interest income constitutes a portion of its income, and such OID or PIK loans constitute a significant portion of the Company's investments, the Company and shareholders will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following: (i) the higher interest rates on PIK instruments reflect the payment deferral, increased credit risk associated with these instruments, and with respect to borrowers who may not be able to pay interest current, the time-value of money on deferred interest payments; and PIK instruments generally represent a significantly higher credit risk than coupon loans; (ii) OID and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral; (iii) an election to defer PIK interest payments by adding them to the principal on such instruments increases the Company's future investment income which increases its net assets; (iv) market prices of PIK instruments and other zero-coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash; (v) the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument; (vi) even if the conditions for income accrual under GAAP are satisfied, interest payments not paid in cash on a PIK loan are subject to the risk that a borrower could still default when actual payment is due in cash upon the maturity of such loan; (vii) for accounting purposes, cash distributions to investors representing OID income do not come from paid-in capital, although they may be paid from offering proceeds; therefore, although a distribution of OID income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact; (viii) the required recognition of OID or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of the Company's investment company taxable income that may require cash distributions to shareholders in order to qualify for and maintain its tax treatment as a RIC; and (ix) OID may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized. The Adviser may utilize various investments and investment techniques in the pursuit of the Company's investment strategy.
The timing of loan repayment is difficult to predict and may adversely affect the Company's financial performance, liquidity and cash flows.
The Company will originate floating-rate mortgage loans secured by commercial real estate assets. Generally, its mortgage loan borrowers may repay their loans prior to their stated maturities. In periods of declining interest rates and/or credit spreads, prepayment rates on loans will generally increase. If general interest rates or credit spreads decline at the same time, the proceeds of such prepayments received during such periods may not be reinvested for some period of time or may be reinvested by the Company in assets with lower yields than the assets that were prepaid. In periods of increasing interest rates and/or credit spreads, prepayment rates on loans will generally decrease, which could impact the Company's liquidity, or increase its potential exposure to loan non-performance.
Prepayment rates on loans may be affected by a number of factors including, but not limited to, the then-current level of interest rates and credit spreads, fluctuations in asset values, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the loans, possible changes in tax laws, other opportunities for investment, and other economic, social, geographic, demographic and legal and other factors beyond its control. Consequently, such prepayment rates can vary significantly from period-to-period and cannot be predicted with certainty. No strategy can completely insulate the Company from prepayment or other such risks and faster or slower prepayments may adversely affect its profitability and cash available for distribution to its shareholders.
The Company's loans may contain call protection or yield maintenance provisions that require a certain minimum amount of interest due to the Company regardless of when the loan is repaid. These include prepayment fees expressed as a percentage of the unpaid principal balance, or the amount of foregone net interest income due to it from the date of repayment through a date that is frequently 12 or 18 months after the origination date. Loans that are outstanding beyond the end of the call protection or yield maintenance period can be repaid with no prepayment fees or penalties. The absence of call protection or yield maintenance provisions may expose the Company to the risk of early repayment of loans, and the inability to redeploy capital accretively.
Difficulty in redeploying the proceeds from repayments of the Company's existing loans and investments may cause its financial performance and returns to investors to suffer.
As the Company's loans and investments are repaid, it seeks to redeploy the proceeds the Company receives into new loans and investments (which can include future fundings associated with its existing loans) or other alternative uses of capital, such as repaying borrowings or repurchasing outstanding common shares pursuant to its share repurchase program. It is possible that the Company will fail to identify reinvestment options that would provide returns or a risk profile that is comparable to the asset that was repaid. If the Company fails to redeploy the proceeds it receives from repayment of a loan in equivalent or better alternatives, the Company's financial performance and returns to investors could suffer.

The Company is subject to risks associated with investing alongside other third parties, including that it may invest through joint ventures and control may be limited over certain of the Company's loans and investments.
From time to time, the Company may hold a portion of its investments through partnerships, joint ventures, securitization vehicles or other entities with third-party investors (collectively, "joint ventures"). Joint venture investments involve various risks, including risks similar to those associated with its other investments, the risk that the Company will not be able to implement investment decisions or exit strategies because of limitations on its control under applicable agreements with joint venture partners, the risk that a joint venture partner may become bankrupt or may at any time have economic or business interests or goals that are inconsistent with those of the Company, the risk that a joint venture partner may be in a position to take action contrary to the Company's objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner may have against the other, including in connection with foreclosure on partner loans, because of risks arising under state law. The Company's ability to exercise control or significant influence over management in these cooperative efforts will depend upon the nature of the joint venture arrangement, and certain joint venture arrangements may pose risks of impasse if no single party controls the joint venture, including the risk that the Company will not be able to implement investment decisions or exit strategies because of limitations on the Company's control under applicable agreements with joint venture partners. In addition, the Company may, in certain cases, be liable for actions of its joint venture partners. The joint ventures in which it participates may sometimes be allocated investment opportunities that might have otherwise gone entirely to the Company, which may reduce its return on equity. Additionally, the Company's joint venture investments may be held on an unconsolidated basis and at times may be highly leveraged. Such leverage would not count toward the limits imposed on it by the 1940 Act. If the activities of the joint venture were required to be consolidated with the Company's activities because of a change in GAAP rules or SEC staff interpretations, it is likely that it would have to reorganize any such joint venture.
The Company's ability to manage its portfolio of loans and other investments may be limited by other forms (in addition to joint ventures) in which it may invest alongside third parties, such as situations in which it:
•acquire investments subject to rights of senior classes, special servicers or collateral managers under intercreditor, servicing agreements or securitization documents;
•pledge the Company's investments as collateral for financing arrangements; or
•rely on independent third-party management or servicing with respect to the management of an asset.
In addition, in circumstances where the Company originates or acquires loans relating to borrowers that are owned in whole or part by Blackstone-advised investment vehicles, the Company generally forgoes all non-economic rights under the loan, including voting rights, so long as Blackstone-advised investment vehicles own such borrowers above a certain threshold. To the extent the Company acquires securities collateralized in whole or in part by assets owned by entities affiliated with Blackstone, the Company expects to forgo all non-economic rights associated with its investment.
In all situations where the Company may not be able to exercise control over all aspects of its loans or investments, the Company may be subject to risks that are similar as those present in joint ventures and that are not present in investments where senior creditors, junior creditors, servicers or Blackstone-advised investment vehicles are not involved. The Company's rights to control the process following a borrower default may be subject to the rights of senior or junior creditors or servicers whose interests may not be aligned with the Company's. A partner or co-venturer may have financial difficulties resulting in a negative impact on such asset, may have economic or business interests or goals that are inconsistent with, or may be in a position to take action contrary to, its investment objectives. In addition, the Company will generally pay all or a portion of the expenses relating to its joint ventures and may, in certain circumstances, be liable for the actions of the Company's partners or co-venturers.
The Company is subject to risks associated with investing through Subsidiaries.
The Company currently invests and expects in the future to invest in entities (1) that are primarily controlled by it; and (2) that primarily engage in investment activities in securities or other assets (each such entity, a "Subsidiary"). A Subsidiary is "primarily controlled" by a fund when (a) the fund controls the unregistered entity within the meaning of Section 2(a)(9) of the 1940 Act; and (b) the fund's control of the unregistered entity is greater than that of any other person. In addition, the Company does not intend to create or acquire primary control of any entity which primarily engages in investment activities in securities or other assets, other than entities wholly-owned or majority-owned by the Company. The Board of Trustees has oversight responsibility for the investment activities, including any investment in any Subsidiary, and the role as member or shareholder of any Subsidiary. To the extent applicable to the investment activities of a Subsidiary, the Subsidiary will follow the same compliance policies and procedures as the Company.
The Company does not expect that any Subsidiary will be required to register as an investment company under the 1940 Act. It expects that any investment advice provided by an investment adviser to the Subsidiary would be provided by the Adviser, and the Board of Trustees will consider any investment advisory services provided to a Subsidiary in connection with the Board of Trustees' annual consideration of the investment advisory agreement. Any investment advisory agreement for a Subsidiary will comply with Section 15 of the 1940 Act, including that (i) such investment advisory agreement will be approved by the Board of Trustees and (ii) such investment advisory agreement between the Subsidiary and its investment adviser will be filed as an exhibit to the Company's public filings.

The Company will comply with Section 61 of the 1940 Act, governing investment policies, capital structure and leverage, on an aggregate basis with any Subsidiary and, accordingly, will treat any Subsidiary's debt as its own for purposes of Section 61 of the 1940 Act. Any Subsidiary also would comply with Section 57 of the 1940 Act relating to affiliated transactions and custody. The Company would "look through" any such Subsidiary to determine compliance with its investment policies. U.S. Bank National Association and The Bank of New York Mellon currently serve as the custodians of the Subsidiaries.
The success of the Company's investment strategy depends, in part, on its ability to successfully effectuate loan modifications and/or restructurings.
In certain cases (e.g., in connection with a workout, restructuring and/or foreclosure proceedings involving one or more of the Company's investments), the success of the Company's investment strategy will depend, in part, on its ability to effectuate loan modifications and/or restructurings with its borrowers. The activity of identifying and implementing successful modifications and restructurings entails a high degree of uncertainty, including macroeconomic and borrower-specific factors beyond its control that impact the Company's borrowers and their operations. There can be no assurance that any of the loan modifications and restructurings the Company has effected will be successful or that (i) it will be able to identify and implement successful modifications and/or restructurings with respect to any other distressed loans or investments it may have from time to time, or (ii) it will have sufficient resources to implement such modifications and/or restructurings in times of widespread market challenges. Further, such loan modifications and/or restructuring may entail, among other things, a substantial reduction in the interest rate and/or a substantial write-off of the principal of such loan, debt securities or other interests. Moreover, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such real estate loans, debt securities or other interests, replacement "takeout" financing will not be available. Additionally, such loan modifications may result in the Company consolidating the underlying real estate the Company owns if the Company assumes legal title, physical possession, or control of the collateral underlying a loan through a foreclosure, a deed-in-lieu of foreclosure transaction, or a loan modification in which the Company receives an equity interest in and/or control over decision-making at the property. See "—The Company may foreclose on certain of the loans it originates or acquires, which could result in losses that negatively impact its results of operations and financial condition" and "—If the Company becomes the owner of real estate, it will be subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate."
Financial or operating difficulties of the Company's borrowers may result in it being subject to bankruptcy proceedings.
Financial or operating difficulties faced by the Company's borrowers, such as those described in this Annual Report, may never be overcome and may cause borrowers to become subject to federal bankruptcy or other similar insolvency proceedings. A borrower may be involved in restructurings, insolvency proceedings or reorganizations under the U.S. Bankruptcy Code and the laws and regulations of one or more jurisdictions that may or may not be similar to the U.S. Bankruptcy Code, which may adversely affect the rights or priority of its loans. There is a possibility that the Company may incur substantial or total losses on its investments and, in certain circumstances, become subject to certain additional potential liabilities that may exceed the value of the Company's original investment therein. For example, under certain circumstances, a lender may have its claims subordinated or disallowed or, if it has inappropriately exercised control over the management and policies of a debtor, may be found liable for damages suffered by parties as a result of such actions. In any insolvency proceeding relating to any of its investments, the Company may lose its entire investment, may be required to accept cash, securities or other property with a value less than its original investment and/or may be required to accept different terms, including changes to interest rates and payment over an extended period of time. In addition, under certain circumstances, the Company may be forced to repay payments previously made to it by a borrower if such payments are later determined to have been a fraudulent conveyance, preferential payment, or similar avoidable transaction under applicable laws. Furthermore, bankruptcy laws and similar laws applicable to insolvency proceedings may delay the Company's ability to realize value from collateral for the Company's loan positions and prevent it from foreclosing upon loans and taking title to the property securing such loans. If, through an insolvency proceeding, the Company does ultimately take title to the property securing a loan, it would take ownership of such property subject to the potential rights of tenants to remain in possession for the duration of their respective leases, which may substantially reduce the value of such property.
The Company may foreclose on certain of the loans it originates or acquires, which could result in losses that negatively impact its results of operations and financial condition.
The Company may find it necessary or desirable to foreclose on certain of the loans it originates or acquires, and the foreclosure process may be lengthy and expensive. If the Company forecloses on an asset, it may take title to the property securing that asset, and if it does not or cannot sell the property, it would then come to own and operate such property as owned "real estate." Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning a loan secured by that property. The costs associated with operating and redeveloping a property, including any operating shortfalls and significant capital expenditures, could materially and adversely affect the Company's results of operations, financial conditions and liquidity. In addition, the Company may end up owning a property that it would not otherwise have decided to acquire directly at the price of the original investment or at all, and the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover the Company's cost basis in the loan, resulting in a loss.

Whether or not the Company has participated in the negotiation of the terms of any such loans, there can be no assurance as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of its rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against the Company, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower's position in the loan. Foreclosure actions in some U.S. states can take several years or more to litigate and may also be time consuming and expensive to complete in other U.S. states and foreign jurisdictions in which the Company does business. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying or even preventing the foreclosure process, and could potentially result in a reduction or discharge of a borrower's debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if the Company is successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover the cost basis in the loan, resulting in a loss. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net sale proceeds and, therefore, increase any such losses.
If the Company becomes the owner of real estate, it will be subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.
The Company may become the owner of real estate and therefore become subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. In this regard, the Company will generally hold any such real estate in one of its subsidiaries. Such investments are subject to the potential for deterioration of real estate fundamentals and the risk of adverse changes in local market and economic conditions, which may include changes in supply of and demand for competing properties in an area, changes in interest rates and related increases in borrowing costs, changes in the financial resources of tenants, defaults by borrowers or tenants and the lack of availability of financing, which may render the sale or refinancing of properties difficult or impracticable. In addition, investments in real estate and real estate-related businesses and assets may be subject to the risk of environmental liabilities, contingent liabilities upon disposition of assets, casualty or condemnations losses, energy supply shortages, natural disasters, climate-related risks (including transition risks and acute and chronic physical risks), acts of God, terrorist attacks, war, pandemic or other public health events (such as COVID-19) and other events that are beyond the Company's control, and various uninsured or uninsurable risks. Because landlord claims for future rent are capped under the U.S. Bankruptcy Code, tenants in its properties may be incentivized to enter bankruptcy proceedings for the purposes of rejecting leases at the Company's properties and reducing limited liability thereunder.
Further, investments in real estate and real estate-related businesses and assets are subject to changes in law and regulation, including in respect of building, environmental and zoning laws, rent control and other regulations impacting residential real estate investments and changes to tax laws and regulations, including real property and income tax rates and the taxation of business entities and the deductibility of corporate interest expense. In addition, if the Company acquires direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, the Company will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the Company's control, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms.
Further, ownership of real estate may increase the Company's risk of direct and/or indirect liability under environmental laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages. In addition, changes in environmental laws or regulations or the environmental condition of real estate may create liabilities that did not exist at the time the Company became the owner of such real estate. Even in cases where the Company is indemnified against certain liabilities arising out of violations of laws and regulations, including environmental laws and regulations, there can be no assurance as to the financial viability of a third party to satisfy such indemnities or its ability to achieve enforcement of such indemnities.
Investments in net leased commercial properties will expose the Company to risks.
The Company may invest in commercial properties subject to net leases, which will expose it to risks related to net leased commercial properties.
Typically, net leases require the tenant to pay substantially all of the operating costs associated with the properties, such as insurance, real estate taxes and costs of maintaining the property, and make the tenant responsible for maintaining, operating and managing the property. Therefore, the Company's net lease investments are materially dependent on the financial stability and ability to achieve business success of its tenants, which in turn is materially dependent on a wide range of factor beyond their control and the Company's, such as changes in consumer preferences, local economic conditions and interest rate levels, among other macroeconomic factors. In addition, net leases typically have longer lease terms and there can be no assurance contractual rental increases will result in market rates for the full term of the lease.

Any termination of or default on a lease by any tenant would result in lost revenue from the property and could require the Company to use another source of capital to meet debt payments and other costs related to the property. If a tenant becomes bankrupt, the Company's rights as a property owner will be restricted, including by limiting the amount of unpaid rent it can collect, and the tenant will have additional rights, including authority to reject and terminate its lease. If a lease is terminated for any reason, in addition to losing revenue, the Company may also incur substantial costs, including capital expenditures and maintenance costs required for the property to be suitable for and attractive to desirable tenants. There can be no assurance the Company will be able to lease any vacant property on a timely basis, favorable terms or at all.
The failure of servicers to effectively service the loans and/or pools thereof in which the Company has an investment would materially and adversely affect the Company.
Most loans and securitizations thereof require a servicer to manage collections on each of the underlying loans. Both default frequency and default severity of loans may depend upon the quality of the servicer. The servicer's quality is of significant importance in the management of loans (or pools thereof) and default issues related thereto. In the case of pools of securitized loans, servicers may be required to advance interest on delinquent loans to the extent the servicer deems those advances recoverable. In the event the servicer does not advance, interest payments may be interrupted even on more senior securities. Servicers may also advance more than is in fact recoverable once a defaulted loan is disposed, and the loss may be greater than the outstanding principal balance of that loan.
The Adviser may rely on projections or third-party reports, which estimates may vary from actual results.
The Adviser generally will establish the capital structure of an investment and the terms and targeted returns of such investment on the basis of financial, macroeconomic and other applicable projections. Projected operating results normally will be based primarily on the judgments of the Adviser's investment professionals and/or third-party advice and reports. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. There can be no assurance that the projected results will be achieved, and actual results may vary significantly from the projections. General economic, natural and other conditions, which are not predictable, can have an adverse impact on the reliability of such projections.
The Company may be adversely affected by trends in the office real estate industry.
The underlying real estate for certain of the Company's investments may be office real estate. Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on the Company's financial position, results of operations, cash flows and ability to make expected distributions to the Company's shareholders. The Company may also be negatively impacted by competition from other short-term office or shared space leasing companies.
The Company may make investments related to data centers, which exposes it to related risks.
Certain of the Company's investments may be related to data centers. Data center investments are subject to operating risks common to the data center industry, which include changes in tenant demands or preferences. It is possible that changes in industry practice or in technology, such as virtualization technology, more efficient or miniaturization of computing or networking devices, or devices that require higher power densities than today's devices, may reduce demand for physical data center space and infrastructure or render data center properties obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors may render the products and services of data center tenants obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood of defaults under data center leases, which could have an adverse effect on the Company's return on its investments. The Company's data center investments may also be adversely affected by other changes in the technology industry, such as a decrease in the use of mobile or web-based commerce or the development of AI Technologies, models that utilize significantly less computing power to operate, industry slowdowns, business layoffs or downsizing, relocation of businesses, increased costs of complying with existing or new government regulations and other factors; a downturn in the market for data center space generally such as oversupply of or reduced demand for space; and increased competition, including from tenants choosing to develop their own data centers. To the extent that any of these or other adverse conditions occur, they are likely to impact market rents for, and cash flows from, the data center investments, which could adversely affect the Company.
Insurance on properties underlying or securing the Company's investments may not cover all losses.
There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, wildfires, terrorism or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might result in insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received with respect to a property relating to one of the Company's investments might not be adequate to restore the Company's economic position with respect to its investment. Any uninsured loss could result in the corresponding non-performance of or loss on its investment related to such property.

The Company may use a wide range of investment techniques that could expose it to a diverse range of risks.
The Adviser may employ investment techniques or invest in instruments that it believes will help achieve the Company's investment objectives, whether or not such investment techniques or instruments are specifically defined herein, so long as such investments are consistent with the Company's investment strategies and objectives and subject to applicable law. Such investment techniques or instruments may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings which could result in unsuccessful investments and, ultimately, losses. In addition, any such investment technique or instrument may be more speculative than other investment techniques or instruments specifically described herein and may involve material and unanticipated risks. There can be no assurance that the Adviser will be successful in implementing any such investment technique. Furthermore, the diversification and type of investments may differ substantially from the Company's prior investments.
The Company may invest in significant risk transfer securities, or other similar synthetic instruments, issued by banks or other financial institutions.
Significant risk transfer ("SRT") securities, or other similar synthetic instruments, typically enable a bank, other financial institution or issuer to transfer the credit risk associated with a pool of underlying obligations (or "reference assets") to investors, such as the Company, and are subject to, among other risks, the credit risks associated with the applicable reference assets. In connection with an investment in SRT securities or other similar synthetic instruments, the Company may have a contractual relationship only with the counterparty of such synthetic instrument, and not with the reference obligor of the reference asset. Accordingly, the Company generally will have no right to directly enforce compliance by the reference obligor with the terms of the reference asset nor will it have any rights of setoff against the reference obligor or rights with respect to the reference asset. The Company will not directly benefit from the collateral supporting the reference asset and will not have the benefit of the remedies that would normally be available to a holder of such reference asset. In addition, in the event of the insolvency of the counterparty, the Company may be treated as a general creditor of such counterparty, and will not have any claim with respect to the reference asset. SRT transactions are typically linked to a first-loss or mezzanine tranche of a larger portfolio; accordingly, an exposure to that portfolio would be leveraged.
The Company may utilize regulatory capital trades by taking on the risks associated with potential bank losses in exchange for a fee. After engaging in such a trade, in the event of a default, the Company could lose some or all of its investments. The risk remains the same even if the bank involved in the relevant trade is insured.
Certain risks associated with CMBS may adversely affect the Company's results of operations and financial condition.
The Company may invest a portion of its assets in pools or tranches of CMBS, including HRRs and other risk retention investments. The collateral underlying CMBS generally consists of commercial mortgages on real property that has a rental housing or commercial use, such as retail space, office buildings, warehouse property and hotels, and which from time to time include assets or properties owned directly or indirectly by one or more other Blackstone accounts. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. The commercial mortgages underlying CMBS generally face the risks described elsewhere in this Annual Report.
CMBS may also have structural characteristics that distinguish them from other securities. The interest rate payable on these types of securities may be set or effectively capped at the weighted average net coupon of the underlying assets themselves. As a result of this cap, the return to investors in such a security would be dependent on the relevant timing and rate of delinquencies and prepayments of mortgage loans bearing a higher rate of interest. In general, early prepayments will have a greater impact on the yield to investors. Federal and state law may also affect the return to investors by capping the interest rates payable by certain mortgagors. Certain CMBS may provide for the payment of only interest for a stated period of time. In addition, in a bankruptcy or similar proceeding involving the originator or the servicer of the CMBS (often the same entity or an affiliate), the assets of the issuer of such securities could be treated as never having been truly sold to the originator to the issuer and could be substantively consolidated with those of the originator, or the transfer of such assets to the issuer could be voided as a fraudulent transfer.
The Company may also own HRRs, which have first loss exposure, and, accordingly, it will be more severely affected by any impairment of the underlying mortgage than more senior tranches. As an HRR holder, the Company must agree not to sell for the five-year legally required retention period. Additionally, the restrictions of the 1940 Act may impair the Company's ability to successfully navigate a workout, foreclosure or other restructuring of the underlying mortgage.
The credit markets, including the CMBS market, have periodically experienced decreased liquidity on the primary and secondary markets during periods of market volatility. Such market conditions could re-occur and would impact the valuations of the Company's investments and impair its ability to sell such investments if the Company was required to liquidate all or a portion of its CMBS investments quickly. Additionally, certain securities investments, such as horizontal or other risk retention investments in CMBS, may have certain holding period and other restrictions that limit its ability to sell such investments.
CMBS are also affected by the quality of the credit extended. As a result, the quality of the CMBS is dependent upon the selection of the commercial mortgages for each issuance and the cash flow generated by the commercial real estate assets, as well as the relative diversification of the collateral pool underlying such CMBS and other factors such as adverse selection within a particular tranche or issuance.

Concentrated CMBS investments may pose specific risks beyond the control of the Adviser that may adversely affect the Company's results of operations and financial condition.
Default risks with respect to CMBS investments may be further pronounced in the case of single-issuer CMBS or CMBS secured by a small or less diverse collateral pool. At any one time, a portfolio of CMBS may be backed by commercial mortgage loans disproportionately secured by properties in only a few states, regions or foreign countries. As a result, such investments may be more susceptible to geographic risks relating to such areas, including adverse economic conditions, declining home values, adverse events affecting industries located in such areas and other factors beyond the control of the Adviser relative to investments in multi-issuer CMBS or a pool of mortgage loans having more diverse property locations.
The quality of the CMBS is dependent on the credit quality and selection of the mortgages for each issuance.
CMBS are also affected by the quality of the credit extended. As a result, the quality of the CMBS is dependent upon the selection of the commercial mortgages for each issuance and the cash flow generated by the commercial real estate assets, as well as the relative diversification of the collateral pool underlying such CMBS and other factors such as adverse selection within a particular tranche or issuance.
The Company's CMBS investments may face risks associated with extensions that may adversely affect its results of operations and financial condition.
The Company's CMBS and other investments may be subject to extension, resulting in the term of the securities being longer than expected. Extensions are affected by a number of factors, including the general availability of financing in the market, the value of the related mortgaged property, the borrower's equity in the mortgaged property, the financial circumstances of the borrower, fluctuations in the business operated by the borrower on the mortgaged property, competition, general economic conditions and other factors. Such extensions may also be made without the Adviser's consent.
There are certain risks associated with the servicers of commercial real estate loans underlying CMBS and other investments.
The exercise of remedies and successful realization of liquidation proceeds relating to commercial real estate loans underlying CMBS and other investments may be highly dependent on the performance of the servicer or special servicer. The servicer may not be appropriately staffed or compensated to immediately address issues or concerns with the underlying loans. Such servicers may exit the business and need to be replaced, which could have a negative impact on the portfolio due to lack of focus during a transition. Special servicers frequently are affiliated with investors who have purchased the most subordinate bond classes, and certain servicing actions, such as a loan extension instead of forcing a borrower pay-off, may benefit the subordinate bond classes more so than the senior bonds. While servicers are obligated to service the portfolio subject to a servicing standard and maximize the present value of the loans for all bond classes, servicers with an affiliate investment in the CMBS or other investments may have a conflict of interest. There may be a limited number of special servicers available, particularly those which do not have conflicts of interest. In addition, to the extent any such servicers fail to effectively perform their obligations pursuant to the applicable servicing agreements, such failure may adversely affect the Company's investments.
The Company may find it necessary or desirable to foreclose on certain of the loans or CMBS it acquires, and the foreclosure process may be lengthy and expensive.
The Company may find it necessary or desirable to foreclose on certain of the loans or CMBS it acquires, and the foreclosure process may be lengthy and expensive. The protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests may not be adequate. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of the Company's rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against the Company, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower's position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy or its equivalent, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially result in a reduction or discharge of a borrower's debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value, and in the event of any such foreclosure or other similar real estate owned-proceeding, the Company would also become subject to the various risks associated with direct ownership of real estate, including environmental liabilities. Even if it is successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover the cost basis in the loan, resulting in a loss. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.

Investments in RMBS, which may include government mortgage pass-through securities and non-agency RMBS, expose the Company to risks.
Investments in RMBS are subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal accompanying the underlying residential mortgage loans. To the extent that assets underlying the Company's investments are concentrated geographically, by property type or in certain other respects, it may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie the Company's investments in RMBS and the exhaustion of any underlying or any additional credit support, it may not realize the anticipated return on its investments and may incur a loss on these investments. At any one time, a portfolio of RMBS may be backed by residential mortgage loans with disproportionately large aggregate principal amounts secured by properties in only a few states or regions in the U.S. or in only a few foreign countries. As a result, the residential mortgage loans may be more susceptible to geographic risks relating to such areas, such as adverse economic conditions, adverse political changes, adverse events affecting industries located in such areas and natural hazards affecting such areas, than would be the case for a pool of mortgage loans having more diverse property locations. The Company may also acquire non-agency RMBS, which are backed by residential property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Fannie Mae and Freddie Mac and, in the case of the Government National Mortgage Association ("Ginnie Mae"), the U.S. government. In addition, the Company may invest in government mortgage pass-through securities, which represent participation interests in pools of residential mortgage loans purchased from individual lenders by a federal agency or originated by private lenders and guaranteed by a federal agency, including those issued or guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae certificates are direct obligations of the U.S. Government and, as such, are backed by the "full faith and credit" of the U.S. Fannie Mae is a federally chartered, privately owned corporation and Freddie Mac is a corporate instrumentality of the U.S. Fannie Mae and Freddie Mac certificates are not backed by the full faith and credit of the U.S. but the issuing agency or instrumentality has the right to borrow, to meet its obligations, from an existing line of credit with the U.S. Treasury. The U.S. Treasury has no legal obligation to provide such line of credit and may choose not to do so.
The Company will face risks related to its investments in collateralized loan obligations.
The Company may also invest from time to time in collateralized loan obligations ("CLOs"). A CLO is a trust typically collateralized by a pool of loans, which may include, among others, domestic and foreign senior secured loans, senior unsecured loans and subordinate corporate loans, including loans that may be rated below investment grade or equivalent unrated loans. CLOs may charge a management fee and administrative expenses. For CLOs, the cash flows from the trust are split into two or more portions, called tranches, varying in risk and yield. The riskiest portion is the "equity" tranche which bears the bulk of defaults from the bonds or loans in the trust and serves to protect the other, more senior tranches from default in all but the most severe circumstances. Since it is partially protected from defaults, a senior tranche from a CLO trust typically has higher ratings and lower yields than the underlying securities, and can be rated investment grade. Despite the protection from the equity tranche, CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, market anticipation of defaults and aversion to CLO securities as a class. The risks of an investment in a CLO depend largely on the type of the collateral and the class of the CLO in which the Company invests.

Normally, CLOs are privately offered and sold, and thus are not registered under the securities laws. As a result, certain investments in CLOs may be characterized as illiquid securities and volatility in CLO trading markets may cause the value of these investments to decline. Moreover, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, the Company may incur significant losses. Also, with respect to the CLOs in which the Company may invest, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a "directing certificate holder" or a "controlling class representative," or otherwise pursuant to the related securitization documents. The Company may acquire classes of CLOs for which it may not have the right to appoint the directing certificate holder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect its interests. The exercise of remedies and successful realization of liquidation proceeds relating to commercial real estate loans underlying CMBS and other investments may be highly dependent on the performance of the servicer or special servicer. The servicer may not be appropriately staffed or compensated to immediately address issues or concerns with the underlying loans. Such servicers may exit the business and need to be replaced, which could have a negative impact on the portfolio due to lack of focus during a transition. Special servicers frequently are affiliated with investors who have purchased the most subordinate bond classes, and certain servicing actions, such as a loan extension instead of forcing a borrower pay-off, may benefit the subordinate bond classes more so than the senior bonds. While servicers are obligated to service the portfolio subject to a servicing standard and maximize the present value of the loans for all bond classes, servicers with an affiliate investment in the CMBS or other investments may have a conflict of interest. There may be a limited number of special servicers available, particularly those which do not have conflicts of interest. In addition, to the extent any such servicers fail to effectively perform their obligations pursuant to the applicable servicing agreements, such failure may adversely affect the Company's investments. For certain non-recourse securitization transactions the Company may enter into, CT Investment Management Co., LLC ("CTIMCO"), which is a subsidiary of Blackstone and an affiliate of the Adviser, is the special servicer, and any such securitization transaction or any CMBS, CLOs or similar security the Company may in the future invest in for which CTIMCO is the special servicer may present conflicts of interest. In addition to the risks associated with debt instruments (e.g., interest rate risk and credit risk), CLOs carry additional risks including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the possibility that the Company may invest in CLOs that are subordinate to other classes; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results. See "—Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to the Company" for a discussion of additional risks related to the Company's non-recourse securitization transactions.
There are certain risks associated with the insolvency of obligations backing MBS and other investments.
The real estate loans backing MBS and other investments may be subject to various laws enacted in the jurisdiction or state of the borrower for the protection of creditors. If an unpaid creditor files a lawsuit seeking payment, the court may invalidate all or part of the borrower's debt as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower in satisfaction of such indebtedness, based on certain tests for borrower insolvency and other facts and circumstances, which may vary by jurisdiction. There can be no assurance as to what standard a court would apply in order to determine whether the borrower was "insolvent" after giving effect to the incurrence of the indebtedness constituting the mortgage backing the MBS and other investments, or that regardless of the method of valuation, a court would not determine that the borrower was "insolvent" after giving effect to such incurrence. In addition, in the event of the insolvency of a borrower, payments made on such mortgage loans could be subject to avoidance as a "preference" if made within a certain period of time (which may be as long as one year and one day) before insolvency.
There are certain risks associated with MBS interest shortfalls.
The Company's MBS investments may be subject to interest shortfalls due to interest collected from the underlying loans not being sufficient to pay accrued interest to all of the MBS interest holders. Interest shortfalls to the MBS trust will occur when the servicer does not advance full interest payments on defaulted loans. The servicer in an MBS trust is required to advance monthly principal and interest payments due on a delinquent loan. Once a loan is delinquent for a period of time (generally 60 days), the servicer is required to obtain a new appraisal to determine the value of the property securing the loan. The servicer is only required to advance interest based on the lesser of the loan amount or 90%, generally, of the appraised value. Interest shortfalls occur when 90%, generally, of the appraised value is less than the loan amount and the servicer does not advance interest on the full loan amount. The resulting interest shortfalls impact interest payments on the most junior class in the trust first. As interest shortfalls increase, more senior classes may be impacted. Over time, senior classes may be reimbursed for accumulated shortfalls if the delinquent loans are resolved, but there is no guarantee that shortfalls will be collected. Interest shortfalls to the MBS trust may also occur as a result of accumulated advances and expenses on defaulted loans. When a defaulted loan or foreclosed property is liquidated, the servicer will be reimbursed for accumulated advances and expenses prior to payments to MBS bond holders. If proceeds are insufficient to reimburse the servicer or if a defaulted loan is modified and not foreclosed, the servicer is able to make a claim on interest payments that is senior to the bond holders to cover accumulated advances and expenses. If the claim is greater than interest collected on the loans, interest shortfalls could impact one or more bond classes in an MBS trust until the servicer's claim is satisfied.

Risks Related to the Adviser and Its Affiliates
The Company is subject to the 1940 Act regarding its ability to transact with affiliates of the Company.
The 1940 Act limits the Company's ability to enter into certain transactions with certain of the Company's affiliates. As a result of these restrictions, the Company is generally prohibited from buying or selling any security directly from or to any Portfolio Entity or borrower of or fund managed by Blackstone, BREDS or any of their respective affiliates. However, the Company may under certain circumstances purchase any such Portfolio Entity's or borrower's loans or securities in the secondary market, which could create a conflict for the Adviser between the interests of the Company and the Portfolio Entity or borrower, in that the ability of the Adviser to recommend actions in the best interests of the Company might be impaired. Any applicable co-investment exemptive order issued by the SEC may restrict the Company's ability to participate in follow-on financings where it does not hold the same investments as other Blackstone Real Estate Debt Strategies and Blackstone Clients (collectively, "Other Clients") or affiliates. The 1940 Act also prohibits certain "joint" transactions with certain of the Company's affiliates, which could include investments in the same Portfolio Entity or borrower (whether at the same or different times). These limitations will likely limit the scope of investment opportunities that would otherwise be available to the Company. Although the Company has received an exemptive order from the SEC that permits it, among other things, to co-invest with certain affiliates of Blackstone and the Adviser, including funds managed and controlled by Blackstone, the Adviser and their affiliates, it may only do so in accordance with certain terms and conditions that limit the types of transactions the Company may engage in.
There may be conflicts of interest related to obligations that the Adviser's senior management and investment team have to other Blackstone Clients.
The members of the senior management and investment team of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment funds managed by the same personnel. In serving in these multiple capacities, they may have obligations to other Blackstone Clients or investors in those entities, the fulfillment of which may not be in the Company's best interests or in the best interests of its shareholders. The Company's investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. In particular, the Company will rely on the Adviser to manage the Company's day-to-day activities and to implement the Company's investment strategy. The Adviser and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to the Company. As a result of these activities, the Adviser, its officers and employees and certain of its affiliates will have conflicts of interest in allocating their time between the Company and other activities in which they are or may become involved, including the management of its affiliated equipment funds. The Adviser and its officers and employees of affiliates of the Adviser will devote only as much of its or their time to the Company's business as the Adviser and its officers and employees of affiliates of the Adviser, in their judgment, determine is reasonably required, which may be substantially less than their full time.
The Company relies, in part, on the Adviser to assist with identifying investment opportunities and making investment recommendations to the Adviser. The Adviser and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser, its affiliates and their officers and employees will not be devoted exclusively to the Company's business, but will be allocated between the Company and such other business activities of the Adviser and its affiliates in a manner that the Adviser deems necessary and appropriate consistent with its fiduciary duties and the 1940 Act. See "Item 13(a). Certain Relationships and Related Party Transactions, and Trustee Independence—Transactions with Related Persons, Promoters and Certain Control Persons."
The time and resources that individuals employed by the Adviser or its affiliates devote to the Company may be diverted and the Company may face additional competition due to the fact that individuals employed by the Adviser or its affiliates are not prohibited from raising money for or managing other entities that make the same types of investments that the Company targets.
The Adviser and individuals employed by the Adviser or its affiliates are generally not prohibited from raising capital for and managing other investment entities that make the same types of investments as those the Company targets. As a result, the time and resources that these individuals may devote to the Company may be diverted. In addition, the Company may compete with any such investment entity for the same investors and investment opportunities. The Company may participate in certain transactions originated by Blackstone, the Adviser or their affiliates under the Company's exemptive relief from the SEC that allows it to engage in co-investment transactions with Blackstone, the Adviser and their respective affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require Blackstone, the Adviser and certain of their affiliates to adopt policies designed to ensure that the Company receives a fair and equitable opportunity to participate in potential co-investment opportunities, the Adviser may determine that the Company will not participate in certain transactions that the Adviser, Blackstone or their affiliates originate, or the Company may not be offered the opportunity to participate at all if the opportunity is outside of its core investment objectives and strategies (the "Core Mandate"). Affiliates of the Adviser, whose primary business includes the origination of investments or investing in non-originated assets, engage in investment advisory business with accounts that compete with the Company. See "Item 13(a). Certain Relationships and Related Party Transactions, and Trustee Independence—Transactions with Related Persons, Promoters and Certain Control Persons."

The Company's business depends on the Adviser and its ability to allocate time and resources to perform its responsibilities under the Investment Advisory Agreement.
The Company's success is dependent upon its relationship with, and the performance of, the Adviser in the acquisition and management of its portfolio investments, and its corporate operations, as well as the persons and firms the Adviser retains to provide services on its behalf. The Adviser may suffer or become distracted by adverse financial or operational problems in connection with Blackstone's business and activities unrelated to the Company and over which it has no control. Should the Adviser fail to allocate sufficient resources to perform its responsibilities to the Company for any reason, it may be unable to achieve its investment objectives or pay distributions to its shareholders.
The Company's use of the Blackstone name is governed by the Investment Advisory Agreement.
The Company does not own the Blackstone name, but it is permitted to use it as part of its corporate name pursuant to the Investment Advisory Agreement. Use of the name by other parties or the termination of the Investment Advisory Agreement may harm the Company's business.
Blackstone's public company status exposes the Company to risks.
As a consequence of Blackstone's status as a public company, the Company's officers and trustees, and the employees of the Adviser may take into account certain considerations and other factors in connection with the management of the business and affairs of the Company and its affiliates that would not necessarily be taken into account if Blackstone were not a public company.
Risks Related to Debt Financing
Because the Company currently uses and expects to continue to use leverage, the potential for loss on amounts invested in it and the risk of investing in it will be increased.
The use of leverage increases the volatility of investments by magnifying the potential for loss on invested equity capital. When the Company uses leverage to partially finance its investments through borrowing from banks and other lenders, shareholders will experience increased risks of investing in its common shares. The use of leverage involves increased risk, including increased variability of the Company's net income, distributions and NAV in relation to market changes. If the value of the Company's assets decreases, the use of leverage would cause NAV to decline more sharply than it otherwise would have had the Company not used leverage. Similarly, any decrease in its income would cause net income to decline more sharply than it would have had the Company not used leverage. Such a decline could negatively affect the Company's ability to make distributions to its shareholders. In addition, its shareholders will bear the burden of any increase in the Company's expenses as a result of its use of leverage, including interest expenses. The Company's leverage strategy may not work as planned or achieve its goal.
The Company currently uses leverage to finance its investments. The amount of leverage that the Company employs will depend on the Adviser's and the Board of Trustees' assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to the Company on favorable terms or at all. However, to the extent that the Company uses leverage to finance its assets, its financing costs will reduce cash available for distributions to shareholders. Moreover, the Company may not be able to meet its financing obligations and, to the extent that it cannot, the Company risks the loss of some or all of its assets to liquidation or sale to satisfy the obligations. In such an event, the Company may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
As a BDC, the Company generally is required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of its borrowings and any preferred shares that the Company may issue in the future, of at least 150%. If this ratio were to fall below 150%, the Company could not incur additional debt and could be required to sell a portion of its investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on its operations and investment activities. Moreover, the Company's ability to make distributions to you may be significantly restricted or it may not be able to make any such distributions whatsoever. The amount of leverage that the Company will employ will be subject to oversight by the Board of Trustees, a majority of whom are independent trustees with no material interests in such transactions.
Although leverage has the potential to enhance overall returns that exceed the Company's cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Company's cost of funds. In addition, borrowings or similar arrangements in which the Company may engage may be secured by the shareholders' investments as well as by the Company's assets and the documentation relating to such transactions may provide that during the continuance of a default under such arrangement, the interests of the holders of common shares may be subordinated to the interests of the Company's lenders or debt holders.

Interest rate fluctuations could increase the Company's financing costs, which could lead to a significant decrease in the results of operations, cash flows and the market value of investments.
To the extent that the Company's financing costs are determined by reference to floating rates, such as SOFR, SONIA or a similar index, the amount of such costs will depend on the level and movement of interest rates. In a period of rising interest rates, the Company's interest expense on floating rate debt would increase, while any additional interest income the Company earns on floating rate investments may be subject to caps and may not compensate for such increase in interest expense. At the same time, the interest income the Company earns on fixed rate investments would not change, the duration and weighted average life of the fixed rate investments would increase and the market value of the fixed rate investments would decrease. Similarly, in a period of declining interest rates, the interest income on floating rate investments would decrease, while any decrease in the interest the Company is charged on floating rate debt may be subject to floors and may not compensate for such decrease in interest income and interest the Company is charged on fixed rate debt would not change. Any such scenario could adversely affect the results of operations and financial condition.
The Company's secured debt agreements or additional debt facilities may impose restrictive covenants, which may restrict the flexibility to determine the operating policies and investment strategy.
The Company generally uses leverage through secured credit facilities in the form of master repurchase agreements and securities repurchase agreement transactions (both of which would be deemed to be reverse repurchase agreements under the 1940 Act). In addition, the Company may use bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset-specific funding arrangements and other forms of leverage, such as syndicating senior loans. The Company may also issue additional debt or equity securities to fund its growth. The Company's use of reverse repurchase agreements will be subject to the coverage ratio of total assets to total borrowings and other senior securities, which include all of its borrowings and any preferred shares that the Company may issue in the future, of at least 150%. The documents that govern these secured debt agreements and the related guarantees could contain customary affirmative and negative covenants, including covenants that may restrict certain payments or distributions, how the Company otherwise deploys capital, or the Company's flexibility to determine its operating policies and investment strategy. Among other things, these agreements may require the Company to maintain specified minimum levels of liquidity and other financial covenants. As a result, the Company may not be able to leverage its assets as fully as it would otherwise choose, which could reduce the return on assets. If the Company fails to meet or satisfy any of these covenants, the Company would be in default under these agreements, and its lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. The Company may also be subject to cross-default and acceleration rights in its other debt arrangements.
Certain of the Company's secured debt agreements or additional debt facilities may require it to provide additional collateral or pay down debt.
Certain of the Company's secured debt agreements or additional debt facilities may involve the risk that the market value of the assets pledged or sold by it to the provider of the financing may decline in value, in which case the lender or counterparty may require it to provide additional collateral or make margin calls that may require it to repay all or a portion of the funds advanced. The Company may not have the funds available to repay its debt at the applicable time, which would likely result in defaults unless it's able to raise the funds from alternative sources, including by selling assets at a time when it might not otherwise choose to do so and when it may not be able to do so, and such funds may not be available on favorable terms or at all. Posting additional collateral would reduce the Company's cash available to make other, higher yielding investments, thereby decreasing its return on equity. If the Company cannot meet these requirements, the lender or counterparty could accelerate its indebtedness, increase the interest rate on advanced funds and terminate the ability to borrow funds from it, which could materially and adversely affect the Company's financial condition and ability to implement its investment strategy. In the case of repurchase transactions, if the value of the underlying security has declined as of the end of that term to below the amount advanced, or if the Company defaults on its obligations under the repurchase agreement, it will likely incur a loss on its repurchase transactions.
The Company's use of leverage may create a mismatch with the duration and interest rate of the investments that it is financing.
The Company generally will seek to structure its leverage in order to minimize the difference between the term of investments and the leverage used to finance such investments. In the event that the Company's leverage is for a shorter term than the financed investment, it may not be able to extend or find appropriate replacement leverage, which would have an adverse impact on the Company's liquidity and its returns. In the event that the Company's leverage is for a longer term than the financed investment, it may not be able to repay such leverage or replace the financed investment with an optimal substitute or at all, which will negatively impact the Company's desired leveraged returns.
The Company will also seek to structure its leverage such that the Company minimizes the variability between the interest rate of the investments and the interest rate of the leverage, financing floating rate investments with floating rate leverage and fixed rate investments with fixed rate leverage. If such leverage is not available to the Company from its lenders on reasonable terms, it may use hedging instruments in an effort to effectively create such a match. For example, in the case of fixed rate investments, the Company may have financed and may continue to finance such investments with floating rate leverage, but effectively convert all or a portion of the Company's fixed rate exposure to floating rate or vice versa using hedging strategies.

The success of the Company's attempts to mitigate such risk is subject to factors outside of its control, such as the availability to it of financing and hedging options on favorable terms, including with respect to duration and term matching. A duration mismatch may also occur when borrowers prepay their loans faster or slower than expected. The risks of a duration mismatch are also magnified by any extension of loans in order to maximize the likelihood and magnitude of their recovery value in the event the loans experience credit or performance challenges. Employment of this asset management practice effectively extends the duration of the Company's investments, while its hedges or liabilities may have set maturity dates.
The Company's loans and investments may be subject to fluctuations in interest rates and foreign currencies that may not be adequately protected, or protected at all, by its hedging strategies.
The Company's assets may include loans with either floating interest rates or fixed interest rates. Floating rate loans earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically one-month SOFR). These floating rate loans are insulated from changes in value specifically due to changes in interest rates; however, the coupons they earn fluctuate based upon interest rates (again, typically one-month SOFR) and, in a declining and/or low interest rate environment, these loans will earn lower rates of interest and this will impact the Company's operating performance. Fixed interest rate loans, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these loans will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. Subject to 1940 Act restrictions, the Company may employ various risk management and hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, collars, floors and other interest rate derivative products. The Company believes that no strategy can completely insulate it from the risks associated with interest rate changes and there is a risk that such strategies may provide no protection at all and potentially compound the impact of changes in interest rates. In addition, the use of derivative financial instruments such as futures, options, swaps and forward contracts may present significant risks, including the risk of loss of the amounts invested. These derivative financial instruments may be purchased on exchanges or may be individually negotiated and traded in over-the-counter markets.
Further, other risk management strategies may not be properly designed to hedge, manage or otherwise reduce the Company's interest rate risks as intended, may not be properly implemented as designed, or otherwise not effectively offset the risks the Company has identified. Further, the Company may not have identified, or may not even be able to identify, all the material interest rate risks it is exposed to, and also may choose not to hedge, in whole or in part, any of the interest rate risks that have been identified.
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
Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Hedging transactions also involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. The Company cannot make assurances that it will be able to enter into hedging transactions or that such hedging transactions will adequately protect the Company against the foregoing risks. The Dodd-Frank Act could adversely impact an issuer's ability to hedge risks associated with the Company's investments.
The Company may enter into credit default swaps or other derivative transactions which expose it to certain risks, including credit risk, market risk, liquidity risk, counterparty risk and other risks similar to those associated with the use of leverage.
The Company may enter into credit default swaps or other derivative transactions that seek to modify or replace the investment performance of a particular reference security or other asset. These transactions are typically individually negotiated, non-standardized agreements between two parties to exchange payments, with payments generally calculated by reference to a notional amount or quantity. Swap contracts and similar derivative contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets. These investments may present risks in excess of those resulting from the referenced security or other asset. Because these transactions are not an acquisition of the referenced security or other asset itself, the investor has no right directly to enforce compliance with the terms of the referenced security or other asset and has no voting or other consensual rights of ownership with respect to the referenced security or other asset. In the event of insolvency of a counterparty, the Company will be treated as a general creditor of the counterparty and will have no claim of title with respect to the referenced security or other asset.

A credit default swap is a contract in which one party buys or sells protection against a credit event with respect to an issuer, such as an issuer's failure to make timely payments of interest or principal on its debt obligations, bankruptcy or restructuring during a specified period. Generally, if the Company sells credit protection using a credit default swap, it will receive fixed payments from the swap counterparty and if a credit event occurs with respect to the applicable issuer, the Company will pay the swap counterparty par for the issuer's defaulted debt securities and the swap counterparty will deliver the defaulted debt securities to the Company. Generally, if the Company buys credit protection using a credit default swap, the Company will make fixed payments to the counterparty and if a credit event occurs with respect to the applicable issuer, it will deliver the issuer's defaulted securities underlying the swap to the swap counterparty and the counterparty will pay the Company par for the defaulted securities. Alternatively, a credit default swap may be cash settled and the buyer of protection would receive the difference between the par value and the market value of the issuer's defaulted debt securities from the seller of protection.
Credit default swaps are subject to the credit risk of the underlying issuer. If the Company is selling credit protection, there is a risk that it will not properly assess the risk of the underlying issuer, a credit event will occur and it will have to pay the counterparty. If the Company is buying credit protection, there is a risk that it will not properly assess the risk of the underlying issuer, no credit event will occur and it will receive no benefit for the premium paid.
A derivative transaction is also subject to the risk that a counterparty will default on its payment obligations thereunder or that the Company will not be able to meet its obligations to the counterparty. Changes in the credit quality of the companies that serve as the Company's counterparties with respect to their derivative transactions will affect the value of those instruments. By entering into derivatives transactions, the Company assumes the risks that these counterparties could experience financial or other hardships that could call into question their continued ability to perform their obligations. In the case of a default by the counterparty, the Company could become subject to adverse market movements while replacement transactions are executed. The Company's ability to transact business with any one or number of counterparties, the possible lack of a meaningful and independent evaluation of such counterparties' financial capabilities, and the absence of a regulated market to facilitate settlement may increase its potential for losses. Furthermore, concentration of derivatives in any particular counterparty would subject the Company to an additional degree of risk with respect to defaults by such counterparty.
The Adviser evaluates and monitors the creditworthiness of counterparties in order to ensure that such counterparties can perform their obligations under the relevant agreements. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial or other difficulties, the Company may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy or other analogous proceedings. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative contract would typically be terminated at its fair market value. If the Company is owed this fair market value upon the termination of the derivative contract and its claim is unsecured, the Company will be treated as a general creditor of such counterparty, and will not have any claim with respect to the underlying assets. The Company may obtain only a limited recovery or may obtain no recovery at all in such circumstances. In addition, regulations that were adopted in 2019 require certain bank-regulated counterparties and certain of their affiliates to include in certain financial contracts, including many derivatives contracts, terms that delay or restrict the rights of counterparties, such as the Company, to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of credit support in the event that such counterparty and/or its affiliates are subject to certain types of resolution or insolvency proceedings.
In some cases, the Company may post collateral to secure its obligations to the counterparty, and it may be required to post additional collateral upon the occurrence of certain events such as a decrease in the value of the reference security or other asset. In some cases, the counterparty may not collateralize any of its obligations to the Company. Derivative investments effectively add leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. In addition to the risks described above, such arrangements are subject to risks similar to those associated with the use of leverage.
Certain categories of credit default swaps are subject to mandatory clearing, and more categories may be subject to mandatory clearing in the future. The counterparty risk for cleared derivatives is generally lower than for uncleared over-the-counter derivative transactions because generally a clearing organization becomes substituted for each counterparty to a cleared derivative contract and, in effect, guarantees the parties' performance under the contract as each party to a trade looks only to the clearing house for performance of financial obligations. However, there can be no assurance that a clearing house, or its members, will satisfy the clearing house's obligations (including, but not limited to, financial obligations and legal obligations to segregate margins collected by the clearing house) to the Company. Counterparty risk with respect to certain exchange-traded and over-the-counter derivatives are considered as part of the value at risk provisions of Rule 18f-4. See "—The Company must comply with Rule 18f-4 under the 1940 Act, which may limit its ability to use derivatives."

Price movements of forwards, futures, derivative contracts and other financial instruments in which the Company's assets may be invested can be highly volatile.
Price movements of forwards, futures, derivative contracts and other financial instruments in which the Company's assets may be invested can be highly volatile and are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments, and national and international political and economic events and policies. In addition, governments from time to time intervene in certain markets, directly and by regulation, particularly in currencies, futures and options. Such intervention is often intended to directly influence prices and may, together with other factors, cause some or all of these markets to move rapidly in the same direction. The effect of such intervention is often heightened by a group of governments acting in concert.
The Company must comply with Rule 18f-4 under the 1940 Act ("Rule 18f-4"), which may limit its ability to use derivatives.
Among other things, Rule 18f-4 eliminates the asset segregation framework arising from prior SEC guidance for covering positions in derivatives and certain financial instruments. Rule 18f-4 also limits a fund's derivatives exposure through a value-at-risk test and requires the adoption and implementation of a derivatives risk management program for certain derivatives users. Subject to certain conditions, "limited derivatives users" under Rule 18f-4, such as the Company, however, would not be subject to the full requirements of Rule 18f-4. Under Rule 18f-4, a fund may enter into an unfunded commitment agreement that is not a derivatives transaction, if the fund has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. The Company has adopted policies and procedures to comply with the requirements of the rule. Compliance with Rule 18f-4 may limit the Company's ability to use derivatives and/or enter into certain other financial contracts.
Inability to access funding could have a material adverse effect on the Company's results of operations, financial condition and business.
The Company's ability to fund its loans and investments may be impacted by its ability to secure debt facilities, warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset-specific funding arrangements and additional repurchase agreements on acceptable terms or at all. High interest rates have increased and could continue to increase the cost of debt financing for the transactions the Company pursues. The Company may also rely on short-term financing that would be especially exposed to changes in availability. The market price for any corporate debt the Company may issue, and its ability to access debt capital markets at favorable rates will also depend on a number of other factors, including:
•the overall condition of the financial markets and global and domestic economies;
•the market's view of the quality of the Company's assets;
•the market's perception of the Company's growth potential;
•the Company's current and potential future earnings and cash distributions;
•the Company's financial condition, operating results and future prospects;
•any credit ratings the Company or its corporate debt may receive from major credit rating agencies;
•the prevailing interest rates being paid by other companies that investors consider to be comparable; and
•the market price of any corporate debt the Company may incur.
The Company may need to periodically access the capital markets to, among other things, raise cash to fund new loans and investments. Unfavorable economic or capital markets conditions may increase the Company's funding costs, limit its access to the capital markets or could result in a decision by the potential lenders not to extend credit. An inability to successfully access the capital markets could limit the Company's ability to grow its business and fully execute its business strategy and could decrease its earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect the Company's lenders and could cause one or more of its lenders to be unwilling or unable to provide it with financing or to increase the costs of that financing. Furthermore, to the extent regulatory capital requirements imposed on the Company's lenders are increased, the Company's lenders may be required to limit, or increase the cost of, financing they provide to the Company. In general, this could potentially increase the financing costs and reduce the Company's liquidity or require it to sell assets at an inopportune time or an unfavorable price.
To the extent the Company's debt is credit rated, any downgrade of it or its corporate debt's credit ratings by any of the principal credit agencies may make it more difficult and costly for the Company to access capital. Additionally, any notes that may be issued in the Company's securitization transactions for which it is required to retain a portion of the credit risk may be rated by rating agencies. There can be no assurances of the credit ratings of the Company's corporate debt or the notes issued in the securitization transactions or that they will not be downgraded in the future, whether as a result of deteriorating general economic conditions, failure to successfully implement the Company's operating strategy or the adverse impact on its results of operations or liquidity position of any of the above, or otherwise.

The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. Such fluctuations could have an adverse effect on the price of any corporate debt the Company may incur. In addition, credit rating agencies continually review their ratings for the companies that they follow. If, in the future, one or more rating agencies were to provide a rating for the Company or its corporate debt, or the notes issued in its securitization transactions, and then reduce or withdraw their rating, the market price of such debt or notes could decline.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Recent or ongoing developments in banking, such as bank closures, may also have other implications for broader economic and monetary policy, including interest rate policy, and may impact the financial condition of banks and other financial institutions outside of the U.S.
In addition, inflation, rapid increases in interest rates, global trade disruptions or conflict and other similar macroeconomic trends or factors can result in extreme volatility in the capital and credit marks, and economic disruptions have led and many may in the future lead to a decline in the trading value of previously issued government securities with interest rates below current market interest rates, which may result in additional liquidity concerns for the Company and/or in the broader financial services industry.
If the Company is unable to access funding, it may not have the funds available at such future date(s) to meet its funding obligations under a loan. In that event, the Company would likely be in breach of its agreement under such loan. The Company cannot make assurances that it will be able to obtain any additional financing on favorable terms or at all.
The Company may utilize non-recourse securitizations to finance its investments, which may expose it to risks that could result in losses.
The Company may utilize CLOs, CMBS or non-recourse securitizations of certain of its investments to generate cash for funding new investments and other purposes. These transactions generally involve creating a special-purpose entity, contributing a pool of its assets to the entity, and selling interests in the entity or securities issued by the entity on a non-recourse basis to purchasers (whom the Company would expect to be willing to accept a lower interest rate to invest in investment-grade loan assets), and may involve the Company retaining or acquiring all or a portion of the equity and potentially other tranches in the securitized pool of loans or investments. In addition, the Company has retained in the past and may in the future retain a pari passu or subordinate participation in, or other exposure to, investments the Company has financed using its CLOs. If the Company utilizes CLOs to generate cash, they may allow the Company, for a period of time following the issuance of such CLO, to effectively replace a repaid loan in the CLO and maintain the aggregate amount of collateral assets in the CLO, as well as the aggregate financing outstanding under the CLO, by replenishment, using the repayment proceeds to increase the principal amount of existing CLO collateral assets, or reinvestment, using the repayment proceeds to add new eligible collateral assets to the CLO. Because of the interests the Company may retain, in particular with respect to equity or similar subordinated tranches, actions taken CTIMCO, an affiliate of the Adviser, or any other entity that acts as special servicer and actions taken by the Adviser, in its capacity as collateral manager of the Company's CLOs that allow reinvestments, may result in conflicts of interest. See "—Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to the Company."
The inability to consummate non-recourse securitizations to finance its investments on a long-term basis or on favorable terms could require it to seek other forms of financing, which may not be available on favorable terms or at all, or to liquidate assets at an inopportune time or an unfavorable price, which could adversely affect its performance and its ability to grow the Company's business. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets which the Company has experienced from time to time, may not permit a non-recourse securitization at a particular time or may make pursuing a securitization less attractive to the Company even when it does have sufficient assets that the Company believes might be most advantageously financed in such a transaction, which could adversely affect its performance and its ability to grow its business. The Company may also suffer losses if the value of an investment it originates or acquires declines prior to securitization. Declines in the value of an investment can be due to, among other things, changes in interest rates and changes in the credit quality of the collateral. In addition, the Company may suffer a loss due to the incurrence of transaction costs related to executing these transactions. To the extent that the Company incurs a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact the Company's business and financial condition.

In addition, the securitization of investments might expose the Company to potential losses because any equity interest or other subordinate interest the Company retains in the issuing entity would be subordinate to the securities issued to investors and it would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of more senior classes experience any losses. Moreover, the regulatory risk retention requirement for all asset-backed securities requires both public and private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore such risk retention interests will generally be illiquid. As a result of the risk retention requirements, the Company has and may in the future be required to purchase and retain certain interests in a securitization into which the Company sells investments and/or when it acts as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that the Company has not historically been required to enter into. In addition, a recently adopted SEC rule concerning conflicts of interest in certain securitizations restricts sponsors and other securitization participants from entering into certain transactions with respect to its sponsored asset-backed securities transactions for a one-year period where the securitization participants are deemed to have certain conflicts of interest as defined in the rule. This rule could limit participation by the Company as a sponsor or initial investor, and/or its counterparties, in certain asset-backed securities transactions or transactions related to asset-backed securities transactions where a conflict as defined by the rule is deemed to exist.
The Company may enter into a TRS agreement that exposes it to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.
A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified loan or security, basket of loans or securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. The Company would typically have to post collateral to cover this potential obligation. To the extent the Company complies with the applicable requirements of Rule 18f-4, the leverage incurred through TRS will not be considered a borrowing for purposes of the Company's overall leverage limitation. See "Risks Related to Debt Financing—The Company must comply with Rule 18f-4 under the 1940 Act, which may limit its ability to use derivatives."
A TRS is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the TRS and the loans underlying the TRS. In addition, the Company may incur certain costs in connection with the TRS that could in the aggregate be significant. A TRS is also subject to the risk that a counterparty will default on its payment obligations thereunder or that it will not be able to meet its obligations to the counterparty.
The Company may use reverse repurchase agreements to finance its securities investments, which may expose it to risks that could result in losses.
The Company may use reverse repurchase agreements as a form of leverage to finance its securities investments, and the proceeds from reverse repurchase agreements are generally invested in additional securities. There is a risk that the market value of the securities acquired from the proceeds received in connection with a reverse repurchase agreement may decline below the price of the securities underlying the reverse repurchase agreement that the Company has sold but remain obligated to repurchase. Reverse repurchase agreements also involve the risk that the counterparty liquidates the securities it delivered to it under the reverse repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by the Company. In addition, there is a risk that the market value of the securities the Company retains may decline. If the buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experiences insolvency, the Company may be adversely affected. Furthermore, the counterparty may require the Company to provide additional margin in the form of cash, securities or other forms of collateral under the terms of the derivative contract. Also, in entering into reverse repurchase agreements, the Company bears the risk of loss to the extent that the proceeds of the reverse repurchase agreement are less than the value of the underlying securities. In addition, the interest costs associated with reverse repurchase agreements transactions may adversely affect the Company's results of operations and financial condition, and, in some cases, the Company may be worse off than if it had not used such instruments.
When engaged in these transactions, the Company's performance will continue to reflect changes in the value of the securities loaned and will also reflect the receipt of interest through investment of cash collateral by the Company in permissible investments.

If the Company issues preferred shares or convertible debt securities, the NAV of its common shares may become more volatile.
The Company cannot assure you that the issuance of preferred shares and/or convertible debt securities, if any, would result in a higher yield or return to the holders of its common shares. The issuance of preferred shares or convertible debt securities would likely cause the NAV of the Company's common shares to become more volatile. If the dividend rate on the preferred shares, or the interest rate on the convertible debt securities, were to approach the net rate of return on its investment portfolio, the benefit of such leverage to the holders of its common shares would be reduced. If the dividend rate on the preferred shares, or the interest rate on the convertible debt securities, were to exceed the net rate of return on the Company's portfolio, the use of leverage would result in a lower rate of return to the holders of common shares than if the Company had not issued the preferred shares or convertible debt securities. Any decline in the NAV of the Company's investment would be borne entirely by the holders of its common shares. Therefore, if the market value of the Company's portfolio were to decline, the leverage would result in a greater decrease in NAV to the holders of its common shares than if it were not leveraged through the issuance of preferred shares or debt securities.
There is also a risk that, in the event of a sharp decline in the value of the Company's net assets, it would be in danger of failing to maintain required asset coverage ratios, which may be required by the preferred shares or convertible debt, or its current investment income might not be sufficient to meet the dividend requirements on the preferred shares or the interest payments on the debt securities. In order to counteract such an event, the Company might need to liquidate investments in order to fund the redemption of some or all of the preferred shares or convertible debt securities. In addition, the Company would pay (and the holders of its common shares would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred shares, debt securities, convertible debt, or any combination of these securities. Holders of preferred shares or convertible debt securities may have different interests than holders of common shares and may at times have disproportionate influence over the Company's affairs.
Holders of any preferred shares that the Company may issue will have the right to elect certain members of the Board of Trustees and have class voting rights on certain matters.
The 1940 Act requires that holders of preferred shares must be entitled as a class to elect two trustees at all times and to elect a majority of the trustees if dividends on such preferred shares are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred shares, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred shareholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of the Company's common shares and preferred shares, both by the 1940 Act and by requirements imposed by rating agencies, might impair the Company's ability to maintain its tax treatment as a RIC for U.S. federal income tax purposes.
Risks Related to Federal Income Tax
The Company may have difficulty paying distributions and the tax character of any distributions is uncertain.
The Company generally intends to distribute substantially all of its available earnings annually by paying distributions on a monthly basis, as determined by the Board of Trustees in its discretion. The Company cannot assure investors that it will achieve investment results that will allow the Company to make a specified level of cash distributions or year-to-year increases in cash distributions. The Company's ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report. In addition, if the Company enters into any debt facilities, for so long as any such facility is outstanding, it anticipates that it may be required by its terms to use all payments of interest and principal that it receives from its current investments as well as any proceeds received from the sale of its current investments to repay amounts outstanding thereunder, which could adversely affect the Company's ability to make distributions.
Furthermore, the tax treatment and characterization of the Company's distributions may vary significantly from time to time due to the nature of its investments. The ultimate tax characterization of the Company's distributions made during a taxable year will not be known until after the end of that taxable year. The Company may make distributions during a taxable year that exceed the Company's current and accumulated tax earnings and profits for that taxable year. In such a situation, the amount by which the Company's total distributions exceed tax earnings and profits generally would be treated by a shareholder as a return of capital. A return of capital generally is a return of a shareholder's investment rather than a return of earnings or gains derived from the Company's investment activities. Shareholders receiving distributions characterized as returns of capital will lower such shareholders' tax basis in the Company's common shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such common shares, which may result in increased tax liability to shareholders when they sell such common shares.

The Company must comply with certain requirements under the Code in order to maintain RIC tax treatment.
To qualify for and maintain RIC tax treatment under Subchapter M of the Code, the Company must, among other things, meet annual distribution, income source and quarterly asset diversification requirements. The Company may have difficulty complying with these requirements. In particular, if the Company has equity investments in vehicles that are treated as partnerships or other pass-through entities for tax purposes, the Company may not have control over, or receive accurate information about, the underlying income and assets of those vehicles that are taken into account in determining its compliance with the income source and quarterly asset diversification requirements. If the Company does not qualify for and maintain its RIC tax treatment for any reason and is subject to corporate income tax, the resulting corporate taxes could substantially reduce its net assets, the amount of income available for distribution and the amount of its distributions.
The Company may have difficulty paying the required distributions if it recognizes income before or without receiving cash representing such income.
For U.S. federal income tax purposes, the Company may be required to recognize taxable income in circumstances in which it does not receive a corresponding payment in cash. For example, if the Company holds debt obligations that are treated under applicable tax rules as having OID (such as zero-coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), the Company must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by the Company in the same taxable year. The Company may also have to include in income other amounts that it has not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. The Company anticipates that a portion of its income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Furthermore, the Company intends to elect to amortize market discount and include such amounts in its taxable income on a current basis, instead of upon disposition of the applicable debt obligation. Any OID or market discount might reflect doubt as to whether the entire principal amount of a debt obligation will ultimately prove to be collectible. The Company will, however, generally be required to recognize any accrued OID or market discount based on the assumption that all future projected payments due on such debt obligation will be made.
Because any OID, market discount or other amounts accrued will be included in the Company's investment company taxable income for the year of the accrual, it may be required to make a distribution to its shareholders in order to satisfy the annual distribution requirement, even though the Company will not have received any corresponding cash amount. As a result, the Company may have difficulty meeting the annual distribution requirement necessary to qualify for taxation as a RIC under Subchapter M of the Code. The Company may have to sell some of its investments at times and/or at prices it would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If the Company is not able to obtain cash from other sources, it may not qualify for or maintain RIC tax treatment and thus it may become subject to corporate-level income tax.
The Company's subsidiaries may be subject to taxes in connection with its investments.
Some of the income that the Company might otherwise earn, such as lease income, management fees, or income recognized in a work-out or restructuring of a portfolio investment, may cause the Company not to satisfy the 90% gross income requirement necessary to qualify as a RIC under Subchapter M of the Code. To manage the risk of failing to satisfy the 90% gross income requirement, the Company may earn such income through one or more subsidiaries, which may be structured as taxable subsidiaries. In addition, the Company may invest in certain debt and equity investments through taxable subsidiaries. The taxable income, if any, of these taxable subsidiaries may be subject to federal, state, and/or local tax, which ultimately will reduce the yield to the shareholders. The Company may also invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).
U.S. federal income tax rules are ambiguous regarding certain investments.
The Company invests in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when the Company may cease to accrue interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by the Company, to the extent necessary, to preserve its status as a RIC and to distribute sufficient income to not become subject to U.S. federal income tax.

If the Company does not qualify as a publicly offered regulated investment company, a non-corporate shareholder will be treated as having received a dividend from the Company in the amount of such shareholder's allocable share of certain of the Company's expenses.
A "publicly offered regulated investment company" or "publicly offered RIC" is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the 1933 Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. While the Company generally expects to qualify as a RIC, if the Company does not qualify as a publicly offered RIC for any period, a non-corporate shareholder's allocable portion of the Company's affected expenses will be treated as an additional distribution to the shareholder and the affected expense will be treated as having been incurred by the shareholder and will generally not be deductible by the shareholder under current law.
Changes in federal income tax laws or administrative interpretations thereof may materially and adversely affect the Company's business.
At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of the Company or its shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in the Company's common shares or the value or the resale potential of the Company's investments.
Risks Related to Business Development Companies
The requirement that the Company invests a sufficient portion of its assets in Qualifying Assets could preclude it from investing in accordance with its current business strategy; conversely, the failure to invest a sufficient portion of its assets in Qualifying Assets could result in its failure to maintain the status as a BDC.
As a BDC, the Company may not acquire any assets other than Qualifying Assets unless, at the time of and after giving effect to such acquisition, at least 70% of its total assets are Qualifying Assets. Therefore, the Company may be precluded from investing in what it believes are attractive investments if such investments are not Qualifying Assets. Conversely, if the Company fails to invest a sufficient portion of its assets in Qualifying Assets, the Company could lose its status as a BDC, which would have a material adverse effect on its business, financial condition and results of operations. Similarly, these rules could prevent the Company from making additional investments in existing investments, which could result in the dilution of its position, or could require it to dispose of investments at an inopportune time to comply with the 1940 Act. If the Company were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.
Failure to maintain the Company's status as a BDC would reduce the operating flexibility.
If the Company does not remain a BDC, the Company might be regulated as a registered closed-end investment company under the 1940 Act, which would subject the Company to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease its operating flexibility.
Regulations governing the Company's operation as a BDC and RIC will affect its ability to raise, and the way in which it raises, additional capital or borrow for investment purposes, which may have a negative effect on growth.
As a result of the annual distribution requirement to qualify for treatment as a RIC, the Company may need to periodically access the capital markets to raise cash to fund new investments. The Company may issue "senior securities," as defined under the 1940 Act, including borrowing money from banks or other financial institutions, only in amounts such that its Asset Coverage meets the threshold set forth in the 1940 Act immediately after each such issuance. The 1940 Act currently requires an Asset Coverage of at least 150%. The Company's ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit the Company's investment opportunities and reduce its ability in comparison to other companies to profit from favorable spreads between the rates at which it can borrow and the rates at which it can lend. As a BDC, therefore, it may issue equity in offerings at a rate more frequent than the Company's competitors, which may lead to greater shareholder dilution.
For U.S. federal income tax purposes, the Company is required to recognize taxable income (such as deferred interest that is accrued as OID) in some circumstances in which the Company does not receive a corresponding payment in cash and to make distributions with respect to such income to qualify for and maintain its treatment as a RIC. Under such circumstances, the Company may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under the Code. As a result, the Company may have to sell some of its investments at times and/or at prices it would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If the Company is not able to obtain cash from other sources, it may not qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

The Company expects to borrow for investment purposes. If the value of the Company's assets decline, it may be unable to satisfy the Asset Coverage test, which would prohibit it from paying distributions and could prevent the Company from qualifying for treatment as a RIC. If the Company cannot satisfy the Asset Coverage test, it may be required to sell a portion of the investments and, depending on the nature of its debt financing, repay a portion of its indebtedness at a time when such sales may be disadvantageous.
Under the 1940 Act, the Company generally is prohibited from issuing or selling its common shares at a price per share, after deducting selling commissions and dealer manager fees, that is below the NAV per share, which may be a disadvantage as compared with other companies. The Company may, however, sell its common shares, or warrants, options or rights to acquire its common shares, at a price below the current NAV of its common shares if the Board of Trustees, including the independent trustees, determine that such sale is in the Company's best interests and the best interests of the shareholders, and the shareholders, as well as those shareholders that are not affiliated with the Company, approve such sale. In any such case, the price at which the securities are to be issued and sold may not be less than a price that, in the determination of the Board of Trustees, closely approximates the fair value of such securities.
The Company is a non-diversified investment company within the meaning of the 1940 Act, and therefore it is not limited with respect to the proportion of assets that may be invested in securities of a single issuer.
The Company is classified as a non-diversified investment company within the meaning of the 1940 Act, which means that the Company is not limited by the 1940 Act with respect to the proportion of its assets that it may invest in securities of a single issuer. Under the 1940 Act, a "diversified" investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, the Company is not subject to this requirement. To the extent that the Company assumes large positions in the securities of a small number of issuers, or within a particular industry, its NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market's assessment of the issuer. The Company may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company or to a general downturn in the economy. However, the Company will be subject to the diversification requirements applicable to RICs under Subchapter M of the Code.
Risks Related to an Investment in the Company's Common Shares
Investing in the Company's common shares involves a high degree of risk.
The investments the Company makes in accordance with the Company's investment objectives may result in a higher amount of risk than alternative investment options and volatility or loss of principal. The Company's investments may be highly speculative and aggressive and, therefore, an investment in its common shares may not be suitable for someone with lower risk tolerance.
An investment in the Company's common shares is subject to investment risk, including the possible loss of the entire principal amount invested. An investment in the Company's common shares represents an indirect investment in the portfolio of floating rate instruments and, other investments owned by the Company, and the value of these investments may fluctuate, sometimes rapidly and unpredictably. At any point in time an investment in the Company's common shares may be worth less than the original amount invested, even after taking into account distributions paid by the Company and the ability of common shareholders to reinvest distributions. The Company also uses leverage, which would magnify the Company's investment, market and certain other risks.
An investment in the Company's common shares will have limited liquidity.
The Company's common shares constitute illiquid investments for which there is not, and may never be, a secondary market. Investment in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Company. Except in limited circumstances for legal or regulatory purposes, shareholders are not entitled to redeem their common shares. The Company may offer investors an opportunity to repurchase their shares on a quarterly basis, but are not obligated to offer to repurchase any in any particular quarter in the Company's discretion. Shareholders must be prepared to bear the economic risk of an investment in the Company's common shares for an extended period of time.
Events may impact the Company's business as well as the demand of shareholders to repurchase their common shares.
Events affecting economic conditions in the U.S. and/or elsewhere or globally, such as the general negative performance of the credit sector (including as a result of inflation or higher interest rates), actual or perceived instability in the U.S. banking system, or market volatility (including as a result of the ongoing conflicts in the Middle East and Ukraine), extreme weather events (including climate change, hurricanes, wild fires, earthquakes and floods) or the spread of infectious illness, pandemics or other public health emergencies, could cause the Company's shareholders to seek the repurchase of their common shares pursuant to the Company's share repurchase program at a time when such events are adversely affecting the performance of the Company's assets. Even if the Company decides to satisfy all resulting repurchase requests, its cash flow and liquidity could be materially adversely affected, and it may incur additional leverage. In addition, if the Company determines to sell assets to satisfy repurchase requests, the Company may not be able to realize the return on such assets that it may have been able to achieve had it sold at a more favorable time, and its results of operations and financial condition could be materially adversely affected.

In addition, shareholders have sought, and may continue to seek, and certain financial intermediaries have recommended, and may continue to recommend to their clients the repurchase of some or all of the common shares that they hold. A significant volume of repurchase requests in a given period can cause requests to exceed the amount the Company offers to repurchase in a particular quarter under its share repurchase program, resulting in less than the full amount of repurchase requests being satisfied in such period (including relative to the Company's expected quarterly repurchase target amount).
No shareholder approval is required for certain mergers.
The Board of Trustees may undertake to approve mergers between the Company and certain other funds or vehicles. Subject to the requirements of the 1940 Act, such mergers will not require shareholder approval so the Company will not be given an opportunity to vote on these matters unless such mergers are reasonably anticipated to result in a material dilution of the NAV per share of the Company or unless such mergers would result in an amendment of the Declaration of Trust that would otherwise require the approval of shareholders. These mergers may involve funds managed by affiliates of the Adviser. The trustees may also convert the form and/or jurisdiction of organization, including to take advantage of laws that are more favorable to maintaining board control in the face of dissident shareholders.
Shareholders may experience dilution.
Holders of the Company's common shares will not have preemptive rights to any shares it issues in the future. The Company's Declaration of Trust allows the Company to issue an unlimited number of common shares. After the Company purchases common shares in any offering, the Board of Trustees may elect, without shareholder approval, to sell or otherwise issue additional common shares in a variety of transactions, including offerings. To the extent the Company issues additional common shares after your purchase in its continuous private offering, your percentage ownership interest in the Company will be diluted. Because of these and other reasons, the Company's shareholders may experience substantial dilution in their percentage ownership of the common shares or their interests in the underlying assets held by the Company's subsidiaries.
The NAV of the Company's common shares may fluctuate significantly.
The NAV and liquidity, if any, of the market for the Company's common shares may be significantly affected by numerous factors, some of which are beyond its control and may not be directly related to its operating performance. These factors include: significant volatility in the market price and trading volume of companies in the sector in which the Company operates, which are not necessarily related to the operating performance of these companies; changes in regulatory policies or tax guidelines, particularly with respect to RICs; loss of RIC status; changes in earnings or variations in operating results; changes in the value of the Company's portfolio of investments; changes in accounting guidelines governing valuation of investments; any shortfall in revenue or net income or any increase in losses from levels expected by investors or shareholders; departure of either of the Adviser or certain of its respective key personnel; operating performance of companies comparable to the Company; general economic trends and other external factors; and loss of a major funding source.
Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to the Company.
Blackstone has conflicts of interest, or conflicting loyalties, as a result of the numerous activities and relationships of Blackstone, the Adviser, the Company, the other Blackstone Clients, the Portfolio Entities of the Company and other Blackstone Clients and affiliates, partners, members, shareholders, officers, directors and employees of the foregoing, some of which are described herein. Not all potential, apparent and actual conflicts of interest are included in this Annual Report, and additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future. Potential investors should review this section and the Adviser's Form ADV carefully before making an investment decision.
If any matter arises that the Adviser determines in its good faith judgment constitutes an actual and material conflict of interest, the Adviser and relevant affiliates will take the actions they determine appropriate to mitigate the conflict, which will be deemed to fully satisfy any fiduciary duties they may have to the Company or the investors. Thereafter, the Adviser and relevant affiliates will be relieved of any liability related to the conflict to the fullest extent permitted by law.
Actions that could be taken by the Adviser or its affiliates to mitigate a conflict include, by way of example and without limitation, (i) if applicable, handling the conflict as described in this Annual Report, (ii) disposing of the investment or security giving rise to the conflict of interest, (iii) disclosing the conflict to investors of the Company (including, without limitation, in financial statements and periodic filings), (iv) appointing an independent representative (an "Independent Client Representative") to act or provide consent with respect to the matter giving rise to the conflict of interest, (v) in the case of conflicts among clients, creating groups of personnel within Blackstone separated by information barriers (which may be temporary and limited purpose in nature), each of which would advise or represent one of the clients that has a conflicting position with other Blackstone Clients, (vi) implementing policies and procedures reasonably designed to mitigate the conflict of interest, (vii) seeking approval from the Board of Trustees, or (viii) otherwise handling the conflict as determined appropriate by the Adviser in its good faith reasonable discretion.

There can be no assurance that the Adviser will identify or resolve all conflicts of interest in a manner that is favorable to the Company, and investors may not be entitled to receive notice or disclosure of the occurrence of these conflicts or have any right to consent to them. By acquiring an interest in the Company, each investor will be deemed to have acknowledged and consented to the existence or resolution of any such actual, apparent or potential conflicts of interest and to have waived any claim with respect to any liability arising from the existence of any such conflict of interest to the fullest extent permitted by law; provided that such consent waiver shall not be construed as a waiver of the shareholder's rights under federal securities laws or a consent to a violation of federal securities laws. Any specific consent to and waiver of certain conflicts of interest described below in no way limits the generality of the foregoing, which is applicable to all conflicts of interest described, implied or alluded to herein.
Allocation of Personnel. The Adviser will devote such time and attention to the Company as it determines to be necessary to conduct its business affairs in an appropriate manner. However, Blackstone personnel, including officers, directors and members of the Investment Committee, will work on other projects, serve on other committees (including boards of directors, as applicable) and source potential investments for and otherwise assist the investment programs of other Blackstone Clients and their Portfolio Entities, including other investment programs to be developed in the future. Certain non-investment professionals are not dedicated solely to the Adviser but rather perform functions that benefit the Company as well as other Blackstone Clients, the Adviser and/or Blackstone, which is expected to detract from the time and attention such persons devote to the Adviser. Even some key personnel of the relevant Adviser who devote substantially all of their time and attention to the Company's investment programs, if any, do not devote their time and attention solely to the Company. Time spent on these other initiatives diverts attention from the activities of the Company, which could negatively impact the Company and investors. Furthermore, Blackstone and Blackstone personnel derive financial benefit from these other activities, including fees and performance-based compensation. Blackstone personnel outside the Blackstone Real Estate Group share in the fees and performance-based compensation from the Company; similarly, the Blackstone Real Estate Group personnel share in the fees and performance-based compensation generated by other Blackstone Clients. These and other factors create conflicts of interest and attention in the allocation of time by Blackstone personnel. The Adviser's determination of the amount of time and attention necessary to conduct the Company's activities will be conclusive, and investors rely on the Adviser's judgment in this regard.
In addition, professionals of the Adviser are expected to participate in a Blackstone-sponsored program whereby any professional of the Adviser may receive carried interest or other compensation from another business unit of Blackstone in connection with such professional's successful referral of a transaction to such other business unit of Blackstone or by virtue of other arrangements with Blackstone. Such compensation may include carried interest generated by a fund managed by such other business unit of Blackstone (or potentially even in a third-party fund manager). While not expected to be material, the amount of any carried interest or other compensation received in connection with any such program could ultimately be material and could involve a variety of conflicts of interest relating to such professional's responsibilities with respect to the Company and its Portfolio Entities, the incentive they would have to refer transactions to other Blackstone business units, and the financial interests they could have in other Blackstone Clients (including those that could invest in the same Portfolio Entities as the Company or could transact with the Company, for example in cross transactions) as a result of their participation in the aforementioned program.
Blackstone Policies and Procedures; Information Walls. Blackstone has implemented policies and procedures to address conflicts that arise as a result of its various activities, as well as regulatory and other legal considerations. Some of these policies and procedures, such as Blackstone's information wall policy, implemented by Blackstone to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions will reduce the synergies and collaboration across Blackstone's various businesses that the Company expects to draw on for the purposes of identifying, pursuing and managing attractive investment opportunities. Because Blackstone has many different asset management and advisory businesses, including private equity, growth equity, a credit business, a hedge fund business, a capital markets group, a life sciences business and a real estate advisory business, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses and to protect against the inappropriate sharing and/or use of information between the Blackstone Real Estate Group and the other business units or segments at Blackstone, Blackstone has implemented certain policies and procedures (e.g., Blackstone's information wall policy) regarding the sharing of information that will reduce the positive synergies and collaborations that the Company could otherwise expect to utilize for purposes of identifying, pursuing and managing attractive investments. For example, Blackstone will from time to time come into possession of material non-public information with respect to companies in which other Blackstone Clients have investments or are considering making an investment or companies that are clients of Blackstone. As a consequence, that information, which could be of benefit to the Company, is likely to become restricted to those other respective businesses and otherwise be unavailable to the Company. There can be no assurance, however, that any such policies and/or procedures will be effective in accomplishing their stated purpose and/or that they will not otherwise adversely affect the ability of the Company to effectively achieve its investment objective by unduly limiting the investment flexibility of the Company and/or the flow of otherwise appropriate information between the Adviser and other business units or segments at Blackstone. For example, in some instances, personnel of Blackstone would be unable to assist with the activities of the Company as a result of these walls. There can be no assurance that additional restrictions will not be imposed that would further limit the ability of Blackstone to share information internally. In addition, due to these restrictions, the Company may not be able to initiate a transaction that it otherwise might have initiated and may not be able to purchase or sell an investment that it otherwise might have purchased or sold, which could negatively affect its operations.

Data. Blackstone receives, generates or obtains various kinds of data and information from the Company, other Blackstone Clients, their Portfolio Entities, and, at their election, certain investors in the Company, investors in other Blackstone Clients as well as related parties, and service providers and other sources in connection with the Company's or any other Blackstone Client's activities, including but not limited to data and information relating to or created in connection with business operations, financial results, trends, budgets, plans, suppliers, customers, employees, contractors, sustainability, energy usage, carbon emissions and related metrics, financial information, commercial and transactional information, customer and user data, employee and contractor data, supplier and cost data, and other related data and information, some of which is sometimes referred to as alternative data or "big data". Blackstone can be expected to be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes or identify specific investment, trading or business opportunities, as a result of its access to (and rights regarding, including use, ownership, distribution and derived works rights over) this data and information from the Company, other Blackstone Clients, their Portfolio Entities, and, at their election, certain investors in the Company and investors in other Blackstone Clients, as well as related parties, service providers and other sources in connection with the Company's or any other Blackstone Client's activities. Blackstone has entered and will continue to enter into information sharing and use, measurement and other arrangements with the Company, other Blackstone Clients, their Portfolio Entities, and, at their election, certain investors in the Company and investors in other Blackstone Clients, as well as related parties, service providers and other sources in connection with the Company's or any other Blackstone Client's activities, which will give Blackstone access to (and rights regarding, including use, ownership, distribution and derived works rights over) data that it would not otherwise obtain in the ordinary course. Further, this alternative data is expected to be aggregated across the Company, other Blackstone Clients and their respective Portfolio Entities. Although Blackstone believes that these activities improve Blackstone's investment management and other business activities on behalf of the Company and other Blackstone Clients, information obtained from the Company, their Portfolio Entities and, at their election, certain investors in the Company and in other Blackstone Clients, as well as related parties, service providers and other sources in connection with the Company's activities, also provides material benefits to Blackstone or other Blackstone Clients typically without compensation or other benefit accruing to the Company, their investors or Portfolio Entities. For example, information from the Portfolio Entity can be expected to enable Blackstone to better understand a particular industry, enhance Blackstone's ability to provide advice or direction on strategy or operations to the management team of one or more portfolio companies owned by the Company or other Blackstone Clients, and execute trading and investment strategies in reliance on that understanding for Blackstone, and other Blackstone Clients that do not own an interest in the Portfolio Entity, typically without compensation or benefit to the Company, its investors or its Portfolio Entities and, in connection therewith, Blackstone is expected to serve as the repository for data described in this paragraph, including with ownership, use and distribution rights therein.
Furthermore, except for contractual obligations to third parties to maintain confidentiality of certain information or otherwise limit the scope and purpose of its use or distribution, and regulatory limitations on the use of material non-public information, Blackstone is generally free to use and distribute data and information from the Company's and its Portfolio Entities' activities to assist in the pursuit of Blackstone's various other activities, including but not limited to trading activities or other uses for the benefit of Blackstone or another Blackstone Client or their Portfolio Entities. For example, Blackstone's ability to trade in securities of an issuer relating to a specific industry would be expected to, subject to applicable law, be enhanced by information of a Portfolio Entity in the same or related industry. Such trading or other business activities is expected to provide a material benefit to Blackstone without compensation or other benefit to the Company or investors. See also "—Blackstone Affiliated Service Providers" and "—Data Services" herein.
Outside Activities of Principals and Other Personnel and their Related Parties. Certain personnel of Blackstone will, in certain circumstances, be subject to a variety of conflicts of interest relating to their responsibilities to the Company, other Blackstone Clients and their respective Portfolio Entities, and their outside personal or business activities, including as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to those of the Company, including if such other entities compete with the Company for investment opportunities or other resources. The Blackstone personnel in question may have a greater financial interest in the performance of the other entities than the performance of the Company. This involvement may create conflicts of interest in making investments on behalf of the Company and such other funds, accounts and other entities. Although the Adviser will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for the Company. Also, Blackstone personnel are generally permitted to invest in alternative investment funds, private equity funds, real estate funds, hedge funds and other investment vehicles (it being understood that such personnel could make such investments for strategic reasons, including for purposes of sourcing investment opportunities for the Adviser, other Blackstone Clients and/or Blackstone), as well as engage in other personal trading activities relating to companies, assets, securities or instruments (subject to Blackstone's code of ethics requirements), some of which will involve conflicts of interest. Such personal securities transactions will, in certain circumstances, relate to securities or instruments which can be expected to also be held or acquired by the Company or other Blackstone Clients, or otherwise relate to companies or issuers in which the Company has or acquires a different principal investment (including, for example, with respect to seniority). There can be no assurance that conflicts of interest arising out of such activities will be resolved in favor of the Company. Investors will not receive any benefit from any such investments, and the financial incentives of Blackstone personnel in such other investments could be greater than their financial incentives in relation to the Company. Although the Adviser will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for the Company. See also "—Additional Potential Conflicts of Interest" herein.

Additionally, certain personnel and other professionals of Blackstone have family members or relatives that are actively involved in industries and sectors in which the Company invests and/or have business, personal, financial or other relationships with companies in such industries and sectors (including the advisors and service providers described above) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be officers, directors, personnel or owners of companies or assets which are actual or potential investments of the Company or other counterparties of the Company and its Portfolio Entities and/or assets. Moreover, in certain instances, the Company or its Portfolio Entities can be expected to purchase or sell companies or assets from or to, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. In most such circumstances, applicable law will not preclude the Company from undertaking any of these investment activities or transactions. To the extent Blackstone determines appropriate, conflict mitigation strategies may, but are not required to, be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Adviser. The investors rely on the Adviser to manage these conflicts in its sole discretion.
Secondments and Internships. Certain personnel of Blackstone and its affiliates, and the Consultants (as defined herein), will, in certain circumstances, be seconded to, serve internships at, receive trainings from or otherwise provide consulting services to one or more Portfolio Entities, vendors, personnel, and service providers or investors in the Company and other Blackstone Clients to provide finance, accounting, operational support, property management, legal, technology, data management (including artificial intelligence) and other similar services, including the sourcing of investments for the Company or other parties. The salaries, benefits, overhead and other expenses for such personnel or otherwise related to such arrangements are expected to be borne by (i) Blackstone, (ii) the organization for which the personnel are working (including fees for acquisition and/or transaction services to brokers, Consultants (including sustainability consultations) or other finders) and its affiliates or such Portfolio Entities, vendors and service providers, (iii) subject to applicable law, investors in the Company and other Blackstone Clients, or (iv) in certain circumstances, by each or a combination of the parties listed in clauses (i) through (iv) (in each case depending upon the facts and circumstances associated with such arrangements). In addition, personnel of Portfolio Entities, vendors, service providers (including law firms and accounting firms) and investors in the Company and other Blackstone Clients will, in certain circumstances, be seconded to, serve internships at, receive trainings from or otherwise provide consulting services to, the Adviser, Blackstone, the Company, and the Portfolio Entities of the Company and other Blackstone Clients. While often the Company, other Blackstone Clients, and their respective Portfolio Entities are the beneficiaries of these types of arrangements, the Adviser or Blackstone are from time to time beneficiaries of these arrangements as well, including in circumstances where the vendor, Portfolio Entity or service provider also provides services to the Company, other Blackstone Clients, the Adviser, their Portfolio Entities or Blackstone in the ordinary course.
Knowledge and skills gained by personnel during secondment and internship arrangements, including where the costs of such arrangements are borne by the Company and/or its Portfolio Entities, are expected to benefit the Company, other Blackstone Clients, their Portfolio Entities, Blackstone and/or the Adviser upon the secondee's or intern's return to their employer. Blackstone or the Company or the Portfolio Entity can be expected to pay compensation or cover fees or expenses associated with such secondees and interns. If Blackstone or its affiliates pay compensation or cover expenses associated with such secondees and interns, Blackstone or such affiliates can, in certain circumstances, be expected to seek reimbursement from the Company or their Portfolio Entities for such amounts. If a Portfolio Entity of the Company pays fees or expenses associated with such secondees or interns (including by means of reimbursing Blackstone or the Adviser for such fees or expenses), those fees and/or expenses will be borne indirectly by the Company. Additionally, Blackstone, the Company, other Blackstone Clients or their respective Portfolio Entities could receive benefits from these arrangements at no or reduced cost, or alternatively could pay all or a portion of the fees, compensation or other expenses in respect of these arrangements and if a Portfolio Entity pays the cost or Blackstone seeks reimbursement from the Company or its Portfolio Entities for such secondment costs, it could be borne directly or indirectly by the Company. Such arrangements, including those at no or reduced cost, could include secondees or interns who perform services for the benefit of the Adviser, Blackstone, the Company, other Blackstone Clients or their respective Portfolio Entities that do not benefit the Company or its Portfolio Entities. Furthermore, such arrangements could give Blackstone or the Adviser an incentive to favor a company that employs the secondees or interns (including in connection with determining whether the Company should engage, or continue to engage, such company for services), service providers and vendors (or affiliates thereof) which employ secondees or interns or whose employees serve as secondees or interns to the Company (or its Portfolio Entities) that bears the compensation, fees or expenses associated with such services, secondees or interns. To the extent secondee or intern compensation, fees or other expenses are borne by the Company, including indirectly through its Portfolio Entities or reimbursement to Blackstone for such costs, other expenses of the Company will not be offset or reduced as a result of these arrangements or any fees, expense reimbursements or other costs related thereto. The personnel described above can be expected to provide services in respect of multiple matters, including in respect of matters related to Blackstone, the Company, other Blackstone Clients, Portfolio Entities, each of their respective affiliates and related parties, and any costs of such personnel can be expected to be allocated accordingly. Blackstone will endeavor in good faith to allocate the costs of these arrangements, if any, to, Blackstone, the Company, other Blackstone Clients, Portfolio Entities and other parties based on time spent by the personnel or another methodology Blackstone deems appropriate in a particular circumstance.
Origination Fees. Subject to applicable law and the conditions of the Company's co-investment exemptive relief, origination fees paid to the Adviser or the Company in connection with a transaction could be allocated, or not, to other Blackstone Clients or co-investment vehicles that invest (or are expected to invest) alongside the Company, as determined by the Adviser to be appropriate in the circumstances.

Broken Deal Expenses. Any expenses that may be incurred by the Company for actual investments as described herein may also be incurred by the Company with respect to broken deals (i.e., investments that are not consummated). While the Adviser expects to generally allocate broken deal expenses pro rata among the Company and/or other Blackstone Clients that were expected to participate in the transaction, unless otherwise required by law, regulation or contract, the Adviser is not required to and in most circumstances will not seek reimbursement of broken deal expenses (i.e., expenses incurred in pursuit of an investment that is not consummated) from third parties, including counterparties to the potential transaction or potential co-investors (including standing co-investment vehicles established to participate in co-investment opportunities alongside the Company on a regular or periodic basis and/or as part of an overall co-investment program). Moreover, expenses related to the organization of co-invest vehicles formed to invest in broken deals can be expected to be borne by the Company, and not the proposed co-investors thereof. Conversely, expenses arising from co-investors that do not ultimately participate in a consummated transaction can be expected to be borne among the participating investors, including the Adviser, rather than the proposed co-investors. Examples of such broken deal expenses include, but are not limited to, reverse termination fees, extraordinary expenses such as litigation costs and judgments, meal, travel and entertainment expenses incurred, deposits or down payments which are forfeited in connection with unconsummated transactions, costs of negotiating co-investment documentation (including non-disclosure agreements with counterparties), costs from onboarding (i.e., KYC) investment entities with a financial institution, commitment fees that become payable in connection with a proposed investment, and legal, tax, accounting and consulting fees and expenses (including all expenses incurred in connection with any tax audit, investigation settlement or review of the Company, and any expenses of the Company's partnership representative or its designated individual), printing and publishing expenses, and other due diligence and pursuit costs and expenses (including, for the avoidance of doubt, any Consultant expenses and including, in certain instances, broken deal expenses associated with services provided by Portfolio Entities, as detailed below). Broken deal expenses may also be allocated based on capital commitments, the amounts anticipated to be invested in the relevant investment or such other manner determined by the Adviser. In such cases the Company's shares of expenses would increase. Until a potential investment of the Company is formally allocated to another Blackstone Client and/or potential co-investors (it being understood that final allocation decisions are typically made shortly prior to closing an investment), the Company is generally expected to bear the broken deal expenses for such investment if it would have been appropriate for the Company to participate therein, (even if it was anticipated that such potential investment might be formally allocated to another Blackstone Client and/or potential co-investors instead of the Company), which can result in substantial amounts of broken deal expenses. In the event broken deal expenses are allocated to another Blackstone Client or a co-investment vehicle, the Adviser will, in certain circumstances, advance such fees and expenses without charging interest until paid by the other Blackstone Client or co-investment vehicle, as applicable. Certain co-investment vehicles, however, or certain potential co-investors who might have invested in a transaction had it been consummated, will not generally be allocated any share of such break-up or topping fees or broken deal expenses, such as potential investors in co-investment structures relating to a specific investment where the legally binding agreements relating to such co-investment are not executed until the time of the deal closing, unless the Adviser determines otherwise in its discretion or as set forth in the relevant operative agreements.
In addition, certain Portfolio Entities will provide transaction support and other services (including identifying potential investments) to the Company, other Blackstone Clients and their respective portfolio entities in respect of certain investments that are not ultimately consummated. (See also "—Portfolio Entity Service Providers and Vendors" herein.) The Adviser will endeavor in good faith to allocate such broken-deal related costs to the Company and such other Blackstone Clients as it deems appropriate under the particular circumstances, including in certain instances the allocation of certain expenses equally among the vehicles that were expected to participate in an investment that was not consummated. Any methodology used to determine the allocation of such broken deal expenses among the Company and any other Blackstone Clients or co-investment vehicles (including the choice thereof) involves inherent conflicts and will not result in perfect attribution and allocation of such costs, and there can be no assurance that a different manner of allocation would result in the Company and its Portfolio Entities bearing less or more of such costs. Further, any of the foregoing costs, although allocated in a particular period, could be allocated based on activities occurring outside such period. The allocation of any of the foregoing costs can be expected to be based on any of a number of different methodologies, including, without limitation, the aggregate value or number of, or invested capital in, transactions consummated in the applicable prior quarter), and therefore the Company could, to the fullest extent permitted by applicable law, pay more than its pro rata portion of such cost based on its actual usage of such services.

Other Blackstone Business Activities. To the extent permitted by applicable law, Blackstone, other Blackstone Clients, their Portfolio Entities, and personnel and related parties of the foregoing will receive fees, which could be substantial, and compensation, including performance-based and other incentive fees, for products and services provided to the Company and its Portfolio Entities, such as fees for asset management (including, without limitation, management fees and carried interest/incentive arrangements), development and property management; portfolio operations support (such as those provided by Blackstone's Portfolio Operations Group); arranging, underwriting (including, without limitation, evaluation regarding value creation opportunities and sustainability risk mitigation); seasoning, syndication or refinancing of a loan or investment (or other additional fees, including acquisition fees, loan modification or restructuring fees); servicing; loan servicing; special servicing; administrative services; advisory services on purchase or sale of an asset or company; advisory services; investment banking and capital markets services; treasury and valuation services; placement agent services; fund administration; internal legal and tax planning services; information technology products and services; and insurance procurement, brokerage, solutions and risk management services. For example, Blackstone or another Blackstone Client may, directly or indirectly through a portfolio entity, from time to time acquire loans or other assets for the purpose of syndicating some or all the assets to other Blackstone Clients, and may receive syndication or other fees in connection therewith. Investors will not share in these fees. In addition, following an exit of the Company's investment in a Portfolio Entity, other Blackstone Clients may continue to hold interests (debt and/or equity) in such Portfolio Entity, and Blackstone may begin to earn fees or continue to earn fees from such Portfolio Entity for providing services to such Portfolio Entity, including, but not limited to, capital markets advice, group purchasing and health care brokerage, insurance and other similar services. Conflicts of interest are expected to arise when a Portfolio Entity enters into arrangements with Blackstone on or about the time the Company exits its investment in such Portfolio Entity. Such parties will also provide products and services for fees to Blackstone, other Blackstone Clients and their Portfolio Entities, and their personnel and related parties, as applicable, as well as third parties. Further, subject to applicable law, such parties could provide products and services for fees to the Company, other Blackstone Clients and their Portfolio Entities in circumstances where third-party service providers are concurrently providing similar services to the Company, other Blackstone Clients and their portfolio entities. Through its Innovations group, Blackstone incubates (or otherwise invests in), subject to applicable law, businesses that are expected to be introduced to, and therefore frequently provide goods and services to, the Company and other Blackstone Clients and their Portfolio Entities, as well as other Blackstone related parties and third parties. By contracting for a product or service from a business related to Blackstone, the Company and its Portfolio Entities would provide not only current income to the business and its investors, but could also create significant enterprise value in them, which would not be shared with the Company or investors and could benefit Blackstone directly and indirectly. Also, Blackstone, other Blackstone Clients and their Portfolio Entities, and their personnel and related parties will, in certain circumstances, receive compensation or other benefits, such as through additional ownership interests or otherwise, directly related to the consumption of products and services by the Company and its Portfolio Entities. The Company and its Portfolio Entities will incur expenses in negotiating for any such fees and services, which will be treated as Company Expenses. In addition, the Adviser can be expected to receive fees associated with capital invested by co-investors relating to investments in which the Company participates or otherwise, in connection with a joint venture in which the Company participates or otherwise with respect to assets or other interests retained by a seller or other commercial counterparty with respect to which the Adviser performs services. Finally, Blackstone and its personnel and related parties will, in certain circumstances, also receive compensation for origination expenses and with respect to unconsummated transactions.
Subject to applicable law and the conditions of the Company's co-investment exemptive relief, the Adviser, other Blackstone Clients and their Portfolio Entities, and their respective affiliates, personnel and related parties could continue to receive fees, including performance-based or incentive fees, for the services described in the preceding sections with respect to investments sold by the Company or a Portfolio Entity to a third-party buyer after the sale is consummated. Such post-disposition involvement will give rise to potential or actual conflicts of interest, particularly in the sale process. Moreover, the Adviser, other Blackstone Clients and their Portfolio Entities, and their respective affiliates, personnel and related parties may acquire a stake in the relevant asset, at the time of the sale or thereafter.
Without limiting the generality of the foregoing, subject to applicable law and the conditions of the Company's co-investment exemptive relief, the Adviser and its affiliates may receive (i) loan modification or restructuring fees, servicing (including loan servicing) fees, special servicing and administrative fees, (ii) fees for additional services Blackstone performs for the Company and its Portfolio Entities, (iii) fees for services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets, credit origination, loan servicing, property, title and other types of insurance, management consulting and other similar operational matters, and (iv) fees for advisory services. Any of the foregoing services may also be provided by third parties. The Adviser does not have any obligation to ensure that fees for products and services contracted by the Company or its Portfolio Entities are at market rates unless the counterparty is considered a close affiliate under the 1940 Act of Blackstone, and given the breadth of Blackstone's investments and activities, the Adviser may not be aware of every commercial arrangement between the Company and its Portfolio Entities, on the one hand, and Blackstone, other Blackstone Clients and their Portfolio Entities, and personnel and related parties of the foregoing, on the other hand.

Except as set forth above, the Company and investors will not receive the benefit of any fees or other compensation or benefit received by the Adviser, its affiliates or their personnel and related parties. See also "—Portfolio Entity Service Providers and Vendors" herein. For example, subject to applicable law and the conditions of the Company's co-investment exemptive relief, the Adviser may cause the Company or its Portfolio Entities to retain one or more affiliates of Blackstone for the purpose of providing asset management, loan servicing and other similar services, which may include the monitoring and oversight of loan portfolios and related services, such as monitoring of construction draws, oversight with respect to maintenance of covenants, overall credit monitoring and production of quarterly and monthly reports with respect to borrowers. Any such services would generally be provided on terms and conditions that are at least as favorable to the Company and any such Portfolio Entities as the terms and conditions applicable to a third-party service provider providing similar services. Conflicts of interest may arise from time to time as a result of the provision of any such services and any such fees received by affiliates of the Adviser as compensation for such services in the aggregate could be material. Any of the foregoing services may also be provided by third parties. The Adviser and its affiliates and their personnel and related parties will receive fees attributable to other Blackstone Clients (including co-investment vehicles) and third parties and, without limiting the generality of the foregoing, the amount of such fees allocable to other Blackstone Clients (including co-investment vehicles, permanent capital vehicles,4 accounts and/or third parties) will not be shared with the Company, its Portfolio Entities or the investors, even if (i) such other Blackstone Clients (including co-investment vehicles, permanent capital vehicles, accounts and/or third parties) provide for lower or no management fees for the investors or participants therein or (ii) such fees result in an offset to management fees or carried interest payable by any of such other Blackstone Clients (including co-investment vehicles, permanent capital vehicles, accounts and/or third parties). As noted in "— Co-Investment", this creates an incentive for Blackstone to offer co-investment opportunities and can be expected to result in other fees being received more frequently (or exclusively) with investments that involve co-investment.
Blackstone and its employees have long-term relationships with a significant number of corporations and their senior management. In determining whether to invest in a particular transaction on the Company's behalf, the Adviser will consider such relationships (including any incentives or disincentives as part of such relationship) when evaluating an investment or divestment opportunity, and such relationship can be expected to influence the Adviser's decision to make or not make a particular investment on the Company's behalf. The Company is also permitted to co-invest with clients of Blackstone in a particular investment, and the relationship with such clients could influence the decisions made by the Adviser with respect to such investments. Blackstone is under no obligation to decline any engagements or investments in order to make an investment opportunity available to the Company (e.g., investments in a competitor of a client or other person with whom Blackstone has a relationship). The Company may be required to sell or hold existing investments as a result of investment banking relationships or other relationships that Blackstone may have or develop, or transactions or investments Blackstone makes or have made.
Securities and Lending Activities. Subject to applicable law and the conditions of the Company's co-investment exemptive relief, Blackstone, its affiliates and their related parties and personnel participate in underwriting and lending syndicates and otherwise act as arrangers of financing, including with respect to the public offering and private placement of debt or equity securities issued by, and loan proceeds borrowed by, the Company and its Portfolio Entities or advising on such transactions. Underwritings and financings can be on a firm commitment basis or on an uncommitted, or "best efforts", basis, and the underwriting or financing parties are under no duty to provide any commitment unless specifically set forth in the relevant contract. Blackstone can also be expected to provide, either alone or alongside third parties performing similar services, placement, financial advisory or other similar services to purchasers or sellers of securities (including in connection with primary offerings, secondary transactions and/or transactions involving special purpose acquisition companies), including loans or instruments issued by Portfolio Entities of the Company and other Blackstone Clients. Blackstone's compensation for such services is expected to be paid by the applicable seller (including the Company (for example, in the case of secondary sales by the Company) and Portfolio Entities), one or more underwriters or financing parties (including amounts paid by an issuer and reimbursed by one or more underwriters) and/or other transaction parties.
A Blackstone broker-dealer will, from time to time, act as the managing underwriter, a member of the underwriting syndicate or broker for the Company or its Portfolio Entities, or as dealer, broker or advisor to a counterparty to the Company or a Portfolio Entity, and purchase securities from or sell securities to the Company, other Blackstone Clients or Portfolio Entities of the Company or other Blackstone Clients, or advise on such transactions. To the extent permitted by applicable law, Blackstone expects to also, on behalf of the Company or its Portfolio Entities, or other parties to a transaction involving the Company or its Portfolio Entities, effect transactions, including transactions in the secondary markets, that result in commissions or other compensation paid to Blackstone by the Company or its Portfolio Entities or the counterparty to the transaction, thereby creating a potential conflict of interest. This could include, by way of example, fees and/or commissions for equity syndications to co-investment vehicles. Blackstone expects to receive underwriting fees, discounts, placement commissions, loan modification or restructuring fees, servicing fees, capital markets fees, advisory fees, lending arrangement fees, asset/property management fees, insurance fees (including title insurance fees), incentive fees, consulting fees, monitoring fees, commitment fees, syndication fees, origination fees, organizational fees, operational fees, loan servicing fees, and financing and divestment fees (or, in each case, rebates in lieu of any such fees, whether in the form of purchase price discounts or otherwise, even in cases where Blackstone, another Blackstone Client or their Portfolio Entities are purchasing debt) or other compensation with respect to the foregoing activities, which are not required to be shared with the Company or the investors.
Sales of securities for the account of the Company and its Portfolio Entities will from time to time be bunched or aggregated with orders for other accounts of Blackstone including other Blackstone Clients. It could be impossible, as determined by the Adviser in its sole discretion, to receive the same price or execution on the entire volume of securities sold, and the various prices will, in certain circumstances, therefore be averaged which may be disadvantageous to the Company.

When Blackstone serves as underwriter with respect to securities of the Company or its Portfolio Entities, the Company and Portfolio Entities could be subject to a "lock-up" period following the offering under applicable regulations during which time the Company or Portfolio Entity would be unable to sell any securities subject to the "lock-up". This may prejudice the ability of the Company and its Portfolio Entities to dispose of such securities at an opportune time. See also "—Portfolio Entity Relationships Generally" herein.
Blackstone employees, including employees of the Adviser, are generally permitted to invest in alternative investment funds, venture capital, real estate funds, hedge funds or other investment vehicles, including potential competitors of the Company. The limited partners will not receive any benefit from any such investments.
By acquiring an interest in the Company, each investor will be deemed to have acknowledged and consented to the existence or resolution of any such actual, apparent or potential conflicts of interest related to securities and lending activities and to have waived any claim with respect to any liability arising from the existence of any such conflict of interest to the fullest extent permitted by law; provided that such consent waiver shall not be construed as a waiver of the shareholder's rights under federal securities laws or a consent to a violation of federal securities laws.
PJT. On October 1, 2015, Blackstone spun off its financial and strategic advisory services, restructuring and reorganization advisory services, and its Park Hill fund placement businesses and combined these businesses with PJT Partners Inc. ("PJT"), an independent financial advisory firm founded by Paul J. Taubman. While the combined business operates independently from Blackstone and is not an affiliate thereof, it is expected that there will be substantial overlapping ownership between Blackstone and PJT for a considerable period of time going forward. Therefore, conflicts of interest will arise in connection with transactions between or involving the Company and its Portfolio Entities, on the one hand, and PJT, on the other. The pre-existing relationship between Blackstone and its former personnel involved in financial and strategic advisory services at PJT, the overlapping ownership and co-investment and other continuing arrangements between PJT and Blackstone can be expected to influence the Adviser to select or recommend PJT to perform services for the Company or its Portfolio Entities, the cost of which will generally be borne directly or indirectly by the Company and investors. Given that PJT is no longer an affiliate of Blackstone, the Adviser and its affiliates are able to cause the Company and Portfolio Entities to transact with PJT generally without restriction under applicable law, notwithstanding the relationship between Blackstone and PJT. See also "—Service Providers, Vendors and Other Counterparties Generally" herein. In addition, one or more investment vehicles controlled by Blackstone have been established to facilitate participation in Blackstone's side-by-side investment program by employees and/or partners of PJT.
Other Conflicts. In addition, other present and future activities of Blackstone, the Company, other Blackstone Clients and their Portfolio Entities, affiliates and related parties will from time to time give rise to additional conflicts of interest relating to the Company and its investment activities. The Adviser generally attempts to resolve conflicts in a fair and reasonable manner, but conflicts will not necessarily be resolved in favor of the Company's interests.
Other Benefits. The Adviser, its affiliates and their personnel and related parties will receive intangible and other benefits, discounts and perquisites arising or resulting from their activities on behalf of the Company, the value of which will not be shared with the Company. For example, airline travel or hotel stays will result in "miles" or "points" or credit in loyalty or status programs, and certain purchases made by credit card will result in "credit card points", "cash back" or rebates in addition to such loyalty or status program miles or points. Such benefits will, whether or not de minimis or difficult to value, inure exclusively to the benefit of the Adviser, its affiliates or their personnel or related parties receiving them, even though the cost of the underlying service is borne by the Company as Company Expenses or by its Portfolio Entities. See also "— Service Providers, Vendors and Other Counterparties Generally" herein. Similarly, the Adviser, its affiliates and their personnel and related parties, and third parties designated by the foregoing, in certain circumstances, also receive discounts on products and services provided by Portfolio Entities and customers or suppliers of such Portfolio Entities. The investors consent to the existence of these arrangements and benefits. Such other benefits or fees have the potential to give rise to conflicts of interest in connection with the Company's investment activities, as they could incentivize the Adviser and BREDS and its personnel to conduct certain activities in order to obtain such benefits, though such benefits do not correspondingly benefit the Company. While the Adviser and BREDS will seek to resolve any such conflicts in a fair and equitable manner, there is no assurance that any such conflicts will be resolved in favor of the Company.

Portfolio Entity Relationships Generally. Subject to applicable law and the conditions of the Company's co-investment exemptive relief, Blackstone, Portfolio Entities of the Company and other Blackstone Clients are and will be counterparties or participants in agreements, transactions and other arrangements with the Company, other Blackstone Clients, Portfolio Entities of the Company, portfolio entities of other Blackstone Clients and/or other Blackstone affiliates and/or any portfolio entities of the foregoing for the provision of goods and services, purchase and sale of assets and other matters. Certain Portfolio Entities can be expected to be counterparties or participants in agreements, transactions and other arrangements with other Blackstone Clients and/or Portfolio Entities or portfolio entities of other Blackstone Clients for the provision of goods and services, purchase and sale of assets and other matters (including information-sharing and/or consulting and employment relationships). For example, from time to time, subject to applicable law, certain Portfolio Entities of the Company or other Blackstone Clients will provide or recommend goods and services to Blackstone, the Company, other Blackstone Clients, or Portfolio Entities of the Company and other Blackstone Clients or other Blackstone affiliates (or vice versa). As an example, it can also be expected that the Company or the management of one or more Portfolio Entities may consult with one another (or with one or more portfolio entities of another Blackstone Client) in respect of seeking its industry expertise, market view, or otherwise on a particular topic including but not limited to assets and/or the purchase and /or sale thereof (and vice versa). Moreover, the Company and/or another Blackstone Client may consult with a Portfolio Entity or a portfolio entity of another Blackstone Client as part of the investment diligence for a potential investment by the Company or such other Blackstone Client (and vice versa). As a result of or as a part of such interactions or otherwise, personnel at one Portfolio Entity will in certain cases transfer to or become employed by another Portfolio Entity (including, for all purposes of this disclosure, a portfolio entity of another Blackstone Client), the Company Blackstone, the Adviser or their respective affiliates. Further, personnel of the Adviser, Blackstone or their respective affiliates will transfer to or become employed by a Portfolio Entity (together with personnel departing a Portfolio Entity for employment at Blackstone, the Adviser, their affiliates or another Portfolio Entity, "Transferring Personnel"). Transferring Personnel agreements, transactions and other arrangements present a conflict of interest in that they will involve the payment of fees and other amounts, some of which compensation may be paid in connection with unvested equity in Blackstone, another Blackstone Client or a Portfolio Entity (which may be in the form of public stock, limited partnership interests or otherwise), none of which will result in any offset to the management fees, notwithstanding that some of the services provided by a Portfolio Entity are similar in nature to the services provided by the Adviser and its affiliates or that the role of the Transferring Personnel at the entity such personnel is departing from (including Blackstone and its affiliates) could be substantially similar to the entity to which such personnel is going (including the Adviser and its affiliates). There can be no assurance that the terms of any such agreement, transaction or other arrangement will be as favorable to the Company as otherwise would be the case if the counterparty were not related to Blackstone. As Transferring Personnel are, in certain instances, expected to comprise individuals who are currently compensated by Blackstone and whose associated costs (e.g., overhead) are not directly or indirectly borne by the Company or other Blackstone Clients, Blackstone has a conflict of interest in determining to arrange a transfer or employment arrangement for such Transferring Personnel such that their compensation and associated costs will be borne by Portfolio Entities of the Company or portfolio entities of other Blackstone Clients, and to facilitate the transfer of such Transferring Personnel rather than engage in the retention or full-time hiring of third-party candidates for such roles at Portfolio Entities, Blackstone, the Adviser or their affiliates. These conflicts of interest will not necessarily be resolved in favor of the Company and the investors will not in all circumstances receive notice or disclosure of the occurrence of such transfers and their associated conflicts.
Furthermore, any such transfer or change in employment by Transferring Personnel will involve employees of different levels of experience, functional expertise and seniority (including, for avoidance of doubt, senior managing directors at Blackstone and members of the management team at the Portfolio Entity), and in certain instances is expected to be conducted on a programmatic basis involving a designated number of Transferring Personnel across one or a range of identified Portfolio Entities. Where Transferring Personnel are departing from a Portfolio Entity, Blackstone, the Adviser or their affiliates, it is not expected in all instances that such entity will hire new personnel, or transfer existing personnel, to fill such Transferring Personnel's prior role, and in certain cases the roles intended to be occupied by Transferring Personnel will be roles newly created for such Transferring Personnel. Moreover, the respective roles of the Transferring Personnel at the entities involved in such transfer could be substantially similar and involve functional responsibilities and activities (including as between Blackstone, the Adviser or their affiliates on the one hand, and Portfolio Entities of the Company or another Blackstone Client on the other hand) that do not materially differ. While in certain cases a dedicated search could be conducted by Blackstone or a Portfolio Entity for the employment position that the Transferring Personnel will fill, a search is not required or expected to be performed in most instances.

Any such transfer will result in costs being transferred from the entity where such Transferring Personnel originated to the entity where such Transferring Personnel is going. The compensation earned and subsequently paid to such Transferring Personnel will in certain cases include arrangements designed to address Transferring Personnel's pre-existing compensation interests, including unvested equity or carried interest attributable to such Transferring Personnel's entity of origin (including but not limited to Blackstone or its respective affiliates) that was forfeited in connection with their departure therefrom, which is expected for certain Transferring Personnel to be material. For example, to the extent permitted by applicable law, if a Blackstone employee transfers to or becomes employed by a Portfolio Entity, such Portfolio Entity could provide the Transferring Personnel equity of the Portfolio Entity or other similar incentive or cash compensation to the Transferring Personnel to compensate them for the unvested equity or carried interest they are forfeiting as a result of the transfer. This will result in additional costs to the Portfolio Entity that otherwise would have been borne by Blackstone or the Adviser. While in some cases benchmarking, verification or other analysis could be conducted in respect of the compensation package being offered to the Transferring Personnel (including any unvested equity or carried interest compensation), there is no requirement that benchmarking, verification or other analysis be conducted, and in some instances the compensation package could be above market rate and/or not verifiable. With respect to any benchmarking performed, the related benchmarking expenses will be borne by the Company, other Blackstone Clients and their respective Portfolio Entities and will not reduce other expenses of the Company. As another example, it can also be expected that the management of one or more Portfolio Entities will consult with one another (or with one or more portfolio entities of another Blackstone Client) in respect of seeking its industry expertise, market view, or otherwise on a particular topic including but not limited to assets and/or the purchase and/or sale thereof (and vice versa). Moreover, the Company and/or another Blackstone Client could consult with a Portfolio Entity or a portfolio entity of another Blackstone Client as part of the investment diligence for a potential investment by the Company or such other Blackstone Client (and vice versa). As a result of or as a part of such interactions or otherwise, personnel at one Portfolio Entity will in certain cases transfer to or become employed by another Portfolio Entity (including, for purposes of this disclosure, a portfolio entity of another Blackstone Client), or Blackstone, the Adviser or their respective affiliates will transfer to or become employed by a Portfolio Entity. The compensation earned and subsequently paid to such personnel may include arrangements designed to make such person whole for unvested equity or carried interest attributable to such personnel's entity of origin that was forfeited in connection with their departure therefrom. Transferring Personnel agreements, transactions and other arrangements present a conflict of interest in that they will involve the payment of fees and other amounts, some of which compensation may be paid in connection with unvested equity in Blackstone, another Blackstone Client or a Portfolio Entity (which may be in the form of public stock, limited partnership interests or otherwise) none of which will result in any offset to the management fees, notwithstanding that some of the services provided by a Portfolio Entity are similar in nature to the services provided by the Adviser and its affiliates or that the role of the Transferring Personnel at the entity such personnel is departing from (including Blackstone and its affiliates) could be substantially similar to the entity to which such personnel is going (including Blackstone and its affiliates). There can be no assurance that the terms of any such agreement, transaction or other arrangement will be as favorable to a Portfolio Entity or the Company as otherwise would be the case if the counterparty for the transfer were not related to Blackstone. As Transferring Personnel are, in certain instances, expected to comprise individuals who are currently compensated by Blackstone and whose associated costs (e.g., overhead) are not directly or indirectly borne by the Company or other Blackstone Clients, Blackstone has a conflict of interest in determining to arrange a transfer or employment arrangement for such Transferring Personnel such that their compensation and associated costs will be borne by Portfolio Entities of the Company or other Blackstone Clients instead of by the Adviser, Blackstone or their respective affiliates, and to facilitate the transfer of such Transferring Personnel rather than engage in the retention or full-time hiring of third-party candidates for such roles at Portfolio Entities, Blackstone, the Adviser or their affiliates. These conflicts related to Portfolio Entity relationships will not necessarily be resolved in favor of the Company, and investors will not in all circumstances receive notice or disclosure of the occurrence of these conflicts. By purchasing common shares in the Company, each investor will be deemed to have acknowledged and consented to the existence or resolution of any such actual, apparent or potential conflict of interest related to Portfolio Entity relationships and to have waived any claim with respect to any liability arising from the existence of any such conflict of interest; provided that such consent waiver shall not be construed as a waiver of the shareholder's rights under federal securities laws or a consent to a violation of federal securities laws. The shareholder's consent to all such transactions and arrangements and the waiver of any claim against Blackstone does not apply to the federal securities laws.
Portfolio Entity Service Providers and Vendors. Subject to applicable law, the Company, other Blackstone Clients, Portfolio Entities of each of the foregoing and Blackstone can be expected to engage Portfolio Entities of the Company and other Blackstone Clients to provide some or all of the following services: (a) corporate administrative and support services (e.g., without limitation, accounts payable, accounting/audit (e.g., valuation support services), account management (e.g., treasury, customer due diligence), administrative support, insurance, procurement, placement, brokerage, consulting, business intelligence and data science services, cash management, and monitoring, consolidation, corporate secretarial and executive assistant services, data management (e.g., gathering, processing, aggregating, reconciling, and delivering relevant industry and asset class specific data), directorship services, entity dissolution processing oversight, finance/budgeting and forecasting, financing management, fundraising support, human resources and recruiting (e.g., the onboarding and ongoing development of personnel), communications and public affairs, information and data security support (e.g., network operations and cybersecurity services), information technology/ and software systems support (e.g., implementation of property technology strategy), corporate governance and entity management, risk management and internal compliance/know-your-client (KYC) reviews and refreshes, investment incentive payment documentation and recordkeeping, judicial processes, legal/business/finance optimization and innovation (e.g., legal invoice automation, legal document management and oversight, entity formation process standardization, management / team design, and identification of business efficiencies), legal support (e.g., claims and litigation oversight management and dispute resolution support, legal due diligence, environmental and engineering due diligence and post-closing support, fundraising and investor reporting support, regulatory legal compliance, data privacy, lease and contract support (including drafting and reviewing NDAs), management agreement review and negotiation, and human resources and employment related support including legal and compliance training for personnel), lender financial reporting, lender relationship management (e.g., coordinating with lenders on any ongoing obligations under any relevant borrowing, indebtedness or other credit support (including any required consultation with or reporting to such lender)), environmental and/or sustainability due diligence support (e.g., review of property condition reports and clean energy consumption), climate accounting services, sustainability program management services, engineering services, services related to the sourcing, development and implementation of renewable energy, sustainability data collection and reporting services, capital planning services, payroll and benefits support, procurement, reporting (e.g., on tax, debt, portfolio or other similar topics), restructuring and work-out of performing, sub-performing and nonperforming loans, tax analysis and compliance (e.g., income tax and VAT compliance), trademark management, transfer pricing and internal risk control, treasury, valuation support services, and vendor selection (e.g., training, due diligence and management support), whole loan servicing oversight (e.g., collateral management, due diligence, and servicing oversight); (b) management services (including, without limitation, management of operational services (including personnel), operational coordination (e.g., coordination with joint venture partners, operating partners, and property managers), planning with respect to portfolio composition (e.g., hold/sell analysis support), sustainability-related planning (e.g., data collection, review, support and execution), revenue management support, and portfolio and property reporting), monitoring, restructuring and work-out of performing, sub-performing and nonperforming loans), consolidation, cash management, financing management, administrative support; (c) construction and project management services (including, without limitation, management of development projects (e.g., energy and infrastructure management), management of general contractors on capital projects, project design and execution, tenant improvements, tenant space buildouts, turnkey services (such as end-to-end execution for real estate projects) and insurance support, and vendor selection (including training, due diligence and management support)); (d) leasing services (e.g., creating and implementing standard forms, leasing strategy, incorporation of green leases, leasing dispute and litigation assistance, management of third-party brokers, negotiation of major leases, negotiation of leases, and income (including parking, advertising, and promotional space)); (e) property management services (including, without limitation, property-level management, cleaning, energy consumption, security (including but not limited to physical security), revenue management, contract management, expense management, capital expenditure projects, facility management, business plan execution, engineering, capital expenditure design and implementation, reporting, provision of on-site staff, rent collection, service charge accounting and operation, marketing and advertising, tenant and guest relations, maintenance of common space, selecting and engaging architects, contractors and other third parties involved in construction, supervision of on-site third-party contractors (including facilities maintenance, cleaning, and security), and provision of retail managers to oversee tenant merchandising, promotions, and inventory), (f) transaction support services including, without limitation, assisting with the appropriate transition of investments from acquisition to asset management, disposition and financing support, identifying potential investments (including development sites) and conducting diligence and negotiation support during acquisition, site visits, assembling relevant information, identifying potential financing opportunities or transactions including different transaction structures, providing diligence and negotiation support during lender selection, loan document negotiation, loan closing process, coordinating with lenders, servicers, title companies, escrow agents, vendors, and third party report providers, deal teams and internal legal departments, coordinating lender due diligence / underwriting, providing relationship management with brokers, banks and other potential sources of financing, preparing reporting packages (including financial statements) for lender review, assisting with underwriting, preparing pitchbooks and other marketing materials, preparing project feasibility analysis, coordinating with potential sources of capital and management, assisting with customer due diligence and related onboarding, assisting with due diligence financial support, pricing, market analyses, modelling, sensitivity analyses, tracking guaranty exposure and counterparty exposure across financing platforms, preparing reporting on liquidity and overall capital structure, ordering third party reports, coordinating design and development works, assistance with due diligence, identifying potential investments, managing relationships with brokers and other potential sources of investments (e.g., recommending and implementing design decisions), marketing and distribution, coordinating and overseeing brokers, lawyers, accountants and other advisors, working with consultants and third parties to pursue entitlements and licensing, providing in-house legal, sustainability and accounting and tax services, preparation of project feasibilities, site visits, assembling relevant information, transaction consulting, marketing and distribution, providing technical analyses and review of (i) design and structural work, (ii) architectural, façade and external finishes, (iii) certifications, (iv) operations and maintenance manuals and (v) statutory documents, managing bank account opening / maintenance and relationships with banking partners, providing transaction consulting, providing in-house legal, sustainability and accounting and tax services, coordinating closing/post-closing procedures for acquisitions, dispositions, financings, and other transactions and (g) loan management services (e.g., administrative services, lender financial reporting, cash management and monitoring), restructuring and work-out of performing, sub-performing and non-performing loans and whole loan mortgage servicing right support services. Similarly, Blackstone, other Blackstone Clients and their Portfolio Entities can be expected to engage Portfolio Entities of the Company to provide some or all of these services. Certain Portfolio Entities of the Company or another Blackstone Client are also expected to provide services to third parties (including for example, post-disposition of an investment). Some of the services performed by Portfolio Entity service providers could also be performed by the Adviser, from time to time, and vice versa. Fees paid by the Company or its Portfolio Entities to the Adviser, or value created by other Portfolio Entity service providers or vendors (whether to the Company, other Blackstone Clients, Blackstone or any third parties engaging the services of such Portfolio Entity) do not offset or reduce the other expenses payable by the investors in the Company and are not otherwise shared with the Company.
Revantage is a Portfolio Entity of certain Blackstone Clients that provides corporate support services, including, without limitation, accounting, legal, tax, treasury, information technology and human resources and operational services and management services. Certain Portfolio Entities are required or strongly encouraged to obtain certain services from Revantage. The Adviser recommends certain services from Revantage to its Portfolio Entities where such services are accretive in value or offer proven scale to such Portfolio Entities. In some instances, the Adviser prefers that its Portfolio Entities utilize Revantage's services to ensure consistency in reporting to the investors of the Company and generally to other Blackstone Clients. Revantage also offers Portfolio Entities "opt-in" services, which are services that certain Portfolio Entities could find valuable and helpful to their infrastructure; whereas, certain other Portfolio Entities could already perform such services in-house or have otherwise established policies and procedures for such services (or similar services) such that they decide not to "opt-in" to this category of Revantage's services.

Brio Real Estate Services L.L.C., Brio Real Estate (AUS) Pty Ltd. and Brio Real Estate (UK) Ltd. (collectively, "Brio") is a Portfolio Entity that will provide certain transaction support services, management services, and corporate support services to the Company's investments and activities. Such services are expected to include, without limitation, assistance with reporting packages, operational services, portfolio analytics, underwriting and due diligence. Other services Brio is expected to perform include surveillance monitoring, maturity and disposition tracking, site inspections and quality assurance reviews.
There may be instances where current and former employees of other Blackstone Clients' Portfolio Entities are seconded to or temporarily hired by the Company's Portfolio Entities or, at times, the Company's investments directly. Such secondments or temporary hiring of current and former employees of other Blackstone Clients' Portfolio Entities by the Company's Portfolio Entities (or its investments) may result in a potential conflict of interest between the Company's Portfolio Entities and those of such other Blackstone Clients. The costs of such employees are expected to be borne by the Company or its relevant Portfolio Entities, as applicable, and the fees paid by the Company or such Portfolio Entities to, other Portfolio Entity service providers or vendors do not offset or reduce the other expenses of the Company.
Subject to applicable law, the Company and its Portfolio Entities will compensate one or more of these service providers and vendors owned by the Company or other Blackstone Clients, and the Company and its Portfolio Entities will be charged for services provided by such service providers and vendors based on a contractually determined rate or cost that is equal to or less than those available in the market for similar goods and services, which rate or cost may be the same or different compared to rates or costs such service provider or vendor charges third parties that engage the service provider's or vendor's services. Costs and expenses for services provided by service providers and vendors owned or controlled by the Company or other Blackstone Clients are passed through on a cost reimbursement, no-profit or break-even basis (even if third party customers or clients are charged on a different basis), which break-even point may occur over a period of time, including in certain circumstances over an extended period of time following engagement by the Company or such other Blackstone Client, such that such service provider or vendor may realize a profit in a given year which would be expected to be applied towards the costs in subsequent periods or be allocated all or a portion of such costs and expenses related to Portfolio Entity service providers used by the Company and owned by other Blackstone Clients. Costs and expenses directly associated with goods and services provided by the service providers and vendors owned by other Blackstone Clients (including for the avoidance of doubt, all overhead associated with such service providers and vendors owned by other Blackstone Clients) are allocated to the Company and/or Portfolio Entities to the extent permitted by applicable law. Such costs and expenses are expected to include any of the following: salaries, wages, benefits and travel expenses; marketing and advertising fees and expenses; legal, compliance, accounting and other professional fees and disbursements; office space, furniture and fixtures, and equipment; insurance premiums; technology expenditures (including hardware and software costs, and servicing costs and upgrades related thereto); costs to engage recruitment firms to hire employees; diligence expenses; one-time costs, including costs related to building-out, expanding and winding-down a Portfolio Entity; costs that are of a limited duration or non-recurring (such as start-up or technology build-up costs, one-time initial technology and systems implementation costs, employee on-boarding, ongoing training and severance payments, and IPO-readiness and other infrastructure costs); taxes and/or liabilities determined by Blackstone based on applicable marginal tax rates; and other operating, establishment, expansion and capital expenditures (including financing and interest thereon). The foregoing costs, although allocated in a particular period, will, in certain circumstances, relate to activities occurring outside the period (including in prior periods, such as where any such costs are amortized over an extended period), and further will, in certain circumstances, be of a general and administrative nature that is not specifically related to particular services, and therefore the Company could pay more than its pro rata portion of fees for services. Similarly, certain Portfolio Entities can be expected to incur costs and expenses in connection with broken deals or transactions that are not consummated. In such circumstances, there will be Portfolio Entities that allocate such broken deal expenses to successful or signed transactions of the Company or another Blackstone Client. As a result, Portfolio Entities will at times incur significant costs or expenses without recouping such expenses and there can be no assurances that any such broken deal expenses will in fact be recouped. In addition, the Adviser generally relies on the management team of a Portfolio Entity with respect to the determination of costs and expenses and allocation thereof, and does not oversee or participate in such determinations or allocations. Moreover, to the extent a Portfolio Entity uses an allocated cost model with respect to fees, costs and expenses, such fees, costs and expenses are typically estimated and/or accrued quarterly (or on another regular periodic basis) but not finalized until year-end and as a result, such year-end true-up is subject to fluctuation and increases such that for a given year, the year-end cumulative amount with respect to fees, costs and expenses may be greater than the sum of the quarterly estimates (or other periodic estimates where applicable) and/or accruals and therefore the Company could bear more fees, costs and expenses at year-end than had been anticipated throughout the year. The allocation of costs and expenses (including for the avoidance of doubt all overhead) among the entities and assets to which services are provided can be expected to be based on any of a number of different methodologies, including, without limitation, "cost" basis as described above, "time-allocation" basis, "per unit" basis, "revenue", "spend", "number of units", "per square footage" basis or "fixed percentage" basis, gross asset value, or purchase or sale price, and the particular methodology used to allocate such overhead among the entities and assets to which services are provided is expected to vary depending on the types of services provided and the applicable asset class involved, and could, in certain circumstances, change from one period to another. There can be no assurance that a different manner of allocation would result in the Company and its Portfolio Entities bearing less, more or the same amount of costs and expenses. In addition, a Portfolio Entity that passes through costs and expenses on a cost reimbursement, no-profit, or break-even basis may, in certain circumstances, change its allocation methodology (including with respect to one and not all of its customers or clients, including the Company and its Portfolio Entities), for example, to another methodology for the allocation of costs and expenses (including for the avoidance of doubt all overhead) described herein or otherwise, to charging a flat fee for a particular service or instance (or vice versa), or to a contractually determined rate or cost that is equal to or less than with those available in the market for similar goods and services described herein (or vice versa), and such changes may increase or reduce the amounts received by such Portfolio Entities for the same services, and investors will not necessarily be entitled to receive notice or disclosure of such changes in allocation methodology. In certain circumstances, particularly where such service providers and vendors are located in Europe or Asia, such service providers and vendors will charge the Company and its Portfolio Entities for goods and services at cost plus a percentage of cost for transfer pricing or other tax, legal, regulatory, accounting or other reasons. The Company and its Portfolio Entities will compensate one or more of these service providers and vendors owned by the Company or other Blackstone Clients, including through incentive-based compensation payable to their management teams and other related parties. The incentive based compensation paid with respect to a Portfolio Entity or asset of the Company or other Blackstone Clients will vary from the incentive based compensation paid with respect to other Portfolio Entities and assets of the Company and other Blackstone Clients, and is expected to vary from those charged to third-party customers or clients of such service provider or vendor; as a result the management team or other related parties can be expected to have greater incentives with respect to certain assets and Portfolio Entities or third parties relative to others, and the performance of certain assets and Portfolio Entities or third parties may provide incentives to retain management that also service other assets and Portfolio Entities. Blackstone is not expected to perform or obtain benchmarking analysis or third-party verification of expenses with respect to services provided on a cost reimbursement, no profit or break even basis, or in respect of incentive based compensation. There can be no assurances that amounts charged by Portfolio Entity service providers that are not controlled by the Company or other Blackstone Clients will be consistent with market rates or that any benchmarking, verification or other analysis will be performed with respect to such charges. In addition, while it is expected that the Company or other Blackstone Clients will engage in long-term contracts with Portfolio Entity service providers, the Adviser may not seek to re-benchmark or otherwise renegotiate the original fee arrangement for a significant period of time. With respect to any benchmarking performed, the related benchmarking expenses will be borne by the Company, other Blackstone Clients and their respective Portfolio Entities and will not reduce other expenses of the Company.
Subject to applicable law, in certain circumstances, the Company and other Blackstone Clients will enter into fee arrangements with Portfolio Entity service providers (including instances where the fee is structured as a cost-plus fee, i.e., the cost of services plus a fixed percentage). Where Portfolio Entity service providers have entered into such fee arrangements, there may be situations where the Portfolio Entity service provider's tax liabilities that are associated with the income received from the Company and/or other Blackstone Clients could be passed along to the Company such that the Company would ultimately be responsible for bearing such expenses. Accordingly, the Adviser may have an incentive to structure its fee arrangements with Portfolio Entity service providers in such a manner where the Company or another Blackstone Client may bear all or a portion of such Portfolio Entity service providers' tax liabilities. As further noted above, no fees charged by these service providers and vendors in the fee arrangement discussed in this paragraph will offset or reduce other expenses of the Company, unless otherwise required by the 1940 Act.
A Portfolio Entity service provider will, in certain circumstances, subcontract certain of its responsibilities to other Portfolio Entities of the Company and other Blackstone Clients. In such circumstances, the relevant subcontractor could invoice the Portfolio Entity for fees (or in the case of a cost reimbursement arrangement, for allocable costs and expenses) in respect of the services provided by the subcontractor. The Portfolio Entity, if charging on a cost reimbursement, no-profit or break-even basis, would in turn allocate those costs and expenses as it allocates other fees and expenses as described above. Similarly, other Blackstone Clients, their Portfolio Entities and Blackstone can be expected to engage Portfolio Entities of the Company to provide services, and these Portfolio Entities will generally charge for services in the same manner described above, but the Company and its Portfolio Entities generally will not be reimbursed for any costs (such as start-up costs or technology build-up costs) relating to such Portfolio Entities incurred prior to such engagement.
The Company, other Blackstone Clients and their respective Portfolio Entities are expected to enter into joint ventures with third parties to which the service providers and vendors described above will provide services. In some of these cases, the joint venture partner may negotiate to not pay its pro rata share of fees, costs and expenses to be allocated as described above, in which case the Company, other Blackstone Clients and their Portfolio Entities that also use the services of the Portfolio Entity service provider will, directly or indirectly, pay the difference, or the Portfolio Entity service provider will bear a loss equal to the difference. Moreover, in certain circumstances, the joint venture partner may be allocated fees, costs and expenses pursuant to a different methodology than a Portfolio Entity's standard allocation methodology, which could result in the Company or its Portfolio Entities being allocated more fees, costs and expenses than they would otherwise be allocated solely pursuant to such standard allocation methodology. In addition, in the event of a disposition of a Portfolio Entity (whether by way of transfer to the Company, another Blackstone Client, a Portfolio Entity of the foregoing or Blackstone, (as described below), or by way of a sale to a third-party), such Portfolio Entity may continue to provide some or all of the services described herein to the Company, other Blackstone Clients, Portfolio Entities of the foregoing, Blackstone or joint venture partners, as applicable, even for a substantial period of time following such disposition. For example, a joint venture partner may retain or continue to retain Revantage (including with respect to fees for services described herein) or continue to work with Blackstone in connection with certain arrangements when and after the Company exited its investment therein. As such, Blackstone or a Portfolio Entity of the Company may begin to earn fees or continue to earn fees from such investment for providing services to such investment, which will not be shared with the investors in any way, and such fees may be the same or different compared to those charged to the Company or a Portfolio Entity of the Company for the same or similar services as described above.
Portfolio Entity service providers described in this section are generally owned and controlled by one or more Blackstone vehicles such as the other Blackstone Clients. In certain instances, a similar company could be owned and controlled by Blackstone directly.

By acquiring an interest in the Company, each investor will be deemed to have acknowledged and consented to the existence or resolution of any such actual, apparent or potential conflicts of interest related to Portfolio Entity service providers, any transfer of Portfolio Entity service providers among the Company and other Blackstone Clients and any arrangements or transactions related thereto, any other arrangements and transactions relating to Portfolio Entity service providers and to have waived any claim with respect to any liability arising from the existence of any such conflict of interest to the fullest extent permitted by law; provided that such consent waiver shall not be construed as a waiver of the shareholder's rights under federal securities laws or a consent to a violation of federal securities laws.
Related Party Leasing. Certain assets related to the Company's investments, owned by an investment vehicle will, in certain circumstances, lease or permit temporary use of property by way of a lease or license, to or from Blackstone, other Blackstone Clients and their Portfolio Entities and affiliates and other related parties. Subject to applicable law and the conditions of the Company's co-investment exemptive relief, the leases or licenses are generally expected to, but may not always, be at market rates. Further, Blackstone may confirm market rates by reference to other leases it is aware of in the market (including those in the same building), which Blackstone expects to be generally indicative of the market given the scale of Blackstone's real estate business. Blackstone will nonetheless have conflicts of interest in making these determinations, and with regard to other decisions related to such assets and investments. By acquiring an interest in the Company, each investor will be deemed to have acknowledged and consented to the existence or resolution of any such actual, apparent or potential conflicts of interest related to leasing and to have waived any claim with respect to any liability arising from the existence of any such conflict of interest to the fullest extent permitted by law; provided that such consent waiver shall not be construed as a waiver of the shareholder's rights under federal securities laws or a consent to a violation of federal securities laws.
Service Providers, Vendors and Other Counterparties Generally. To the extent permitted by applicable law, certain third-party advisors and other service providers and vendors to the Company and its Portfolio Entities (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, title agents, property managers and investment or commercial banking firms) are owned by Blackstone, the Company or other Blackstone Clients or provide goods or services to, or have other business, personal, financial or other relationships with, Blackstone, the Company, other Blackstone Clients and their Portfolio Entities, and affiliates and personnel of the foregoing. Also, advisors, lenders, investors, commercial counterparties, vendors and service providers (including any of their respective affiliates or personnel) to the Company and its Portfolio Entities could have other commercial or personal relationships with Blackstone, the Company, other Blackstone Clients (including co-investment vehicles, where applicable) and their respective Portfolio Entities, or any affiliates, personnel or family members of personnel of the foregoing. Although Blackstone selects service providers and vendors it believes are most appropriate in the circumstances based on its knowledge of such service providers and vendors (which knowledge is generally greater in the case of service providers and vendors that have other relationships to Blackstone), the relationship of service providers and vendors to Blackstone as described above will, in certain circumstances, influence Blackstone in deciding whether to select, recommend or form such an advisor or service provider to perform services for the Company or a Portfolio Entity, the cost of which will generally be borne directly or indirectly by the Company, and can be expected to incentivize Blackstone to engage such service provider over a third-party, utilize the services of such service providers and vendors more frequently than would be the case absent the conflict, or to pay such service providers and vendors higher fees or commissions than would be the case absent the conflict. The incentive could be created by current income and/or the generation of enterprise value in a service provider or vendor; Blackstone can be expected to also have an incentive to invest in or create service providers and vendors to realize on these opportunities. Furthermore, Blackstone will from time to time encourage third-party service providers to the Company and its Portfolio Entities to use other Blackstone-affiliated service providers and vendors in connection with the business of the Company, the Portfolio Entities, and unaffiliated entities, and Blackstone has an incentive to use third-party services providers who do so as a result of the indirect benefit to Blackstone and additional business for the related service providers and vendors. Fees paid to or value created in these service providers and vendors are not shared with the Company unless required by the 1940 Act. In the case of brokers, Blackstone has a best execution policy that it updates from time to time to comply with regulatory requirements in applicable jurisdictions.
Blackstone Affiliated Service Providers. In addition to the service providers (including Portfolio Entity service providers) and vendors described above, to the extent permitted by applicable law and the conditions of the Company's co-investment exemptive relief, the Company and its Portfolio Entities may engage in transactions with one or more businesses that are owned or controlled by Blackstone directly, not through one of its funds, including the businesses described below. These businesses will, in certain circumstances, also enter into transactions with other counterparties of the Company and its Portfolio Entities, as well as service providers, vendors and investors of the Company. Blackstone could benefit from these transactions and activities through current income and creation of enterprise value in these businesses. Furthermore, Blackstone, the other Blackstone Clients and their Portfolio Entities and their respective affiliates and related parties will use the services of these Blackstone affiliates, including at different rates. Although Blackstone believes the services provided by its affiliates are equal or better than those of third parties, Blackstone directly benefits from the engagement of these affiliates, including from any profits generated by such affiliates described in the following sentence, and there is therefore an inherent conflict of interest. As a result of services provided to the Company and its Portfolio Entities, Blackstone affiliated service providers are permitted and could be expected to from time to time generate profits, including incidental profits from services provided to the Company and is Portfolio Entities.

The Company, other Blackstone Clients and/or Portfolio Entities are currently expected to engage in the future with relevant businesses owned by Blackstone and/or other Blackstone Clients that will provide energy procurement, advisory, consulting and/or other services related to sustainability activities (including without limitation those related to establishment, implementation, assessment, attestation, monitoring and measurement of sustainability-related programs, processes, initiatives and improvements).
Some of the services performed by Blackstone-affiliated service providers could also be performed by Blackstone from time to time and vice versa. Fees paid by the Company or its Portfolio Entities to or value created in Blackstone-affiliated service providers or vendors are not shared with the Company, unless otherwise required by the 1940 Act.
Data Services. Blackstone or an affiliate of Blackstone formed in the future can provide data services to Portfolio Entities to investors in the Company and in other Blackstone Clients, and to the Company and other Blackstone Clients and other Blackstone affiliates and associated entities (including funds in which Blackstone and other Blackstone Clients make investments, and Portfolio Entities thereof) (collectively, "Data Holders"). Such services can be expected to include assistance with obtaining, analyzing, curating, processing, packaging, distributing, organizing, mapping, holding, transforming, enhancing, distributing, marketing and selling such data (among other related data and consulting services) for monetization through licensing or sale arrangements with third parties and, subject to the limitations in the 1940 Act and any other applicable contractual limitations, with the Company, other Blackstone Clients, Portfolio Entities, investors in the Company and in other Blackstone Clients, and other Blackstone affiliates and associated entities (including funds in which Blackstone and other Blackstone Clients make investments, and Portfolio Entities thereof). Subject to applicable law and the conditions of the Company's co-investment exemptive relief, if Blackstone enters into data services arrangements with Portfolio Entities and receives compensation from such Portfolio Entities for such data services, the Company will indirectly bear its share of such compensation based on its pro rata ownership of such Portfolio Entities, which would be in addition to any annual flat fee paid as part of Company expenses for a data science-related service. Where Blackstone believes appropriate, data from one Data Holder may be aggregated or pooled with data from other Data Holders. Any revenues arising from such aggregated or pooled data sets would be allocated between applicable Data Holders on a fair and reasonable basis as determined by Blackstone in its sole discretion, with Blackstone able to make corrective allocations should it determine subsequently that such corrections were necessary or advisable. Blackstone is expected to receive compensation for such data services, which may include a percentage of the revenues generated through any licensing or sale arrangements with respect to the relevant data, and which compensation is also expected to include fees, royalties and cost and expense reimbursement (including start-up costs and allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses)). Additionally, Blackstone is expected to share and distribute the products from such data services within Blackstone or its affiliates (including other Blackstone Clients or their Portfolio Entities) at no charge and, in such cases, the Data Holders may not receive any financial or other benefit from having provided such data to Blackstone. The potential receipt of such compensation by Blackstone may create incentives for Blackstone to cause the Company to invest in Portfolio Entities with a significant amount of data that it might not otherwise have invested in or on terms less favorable than it otherwise would have sought to obtain on behalf of the Company. See also "—Data" herein.
Certain Blackstone-affiliated service providers' respective personnel will receive a management promote, an incentive fee and other performance-based compensation in respect of investments. Furthermore, Blackstone-affiliated service providers can be expected to charge costs and expenses based on allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses), provided that these amounts will not exceed market rates as determined by the Adviser to be appropriate under the circumstances.
The Adviser will make determinations of certain market rates (i.e., rates that fall within a range that the Adviser has determined is reflective of rates in the applicable market and certain similar markets, though not necessarily equal to or lower than the median rate of comparable firms, and, in certain circumstances, is expected to be in the top of the range) based on its consideration of a number of factors, which are generally expected to include the Adviser's experience with non-affiliated service providers as well as benchmarking data and other methodologies determined by the Adviser to be appropriate under the circumstances. In respect of benchmarking, while Blackstone often obtains benchmarking data regarding the rates charged or quoted by third parties for services similar to those provided by Blackstone affiliates in the applicable market or certain similar markets, relevant comparisons may not be available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential or bespoke nature of such services (e.g., within property management services, different assets may receive different property management services). In addition, benchmarking data is based on general market and broad industry overviews, rather than determined on an asset-by-asset basis. As a result, benchmarking data does not take into account specific characteristics of individual assets then owned or to be acquired by the Company (such as location or size), or the particular characteristics of services provided. Further, it could be difficult to identify comparable third-party service providers that provide services of a similar scope and scale as the Blackstone-affiliated service providers that are the subject of the benchmarking analysis. For these reasons, such market comparisons may not result in precise market terms for comparable services. Expenses to obtain benchmarking data will be borne by the Company, other Blackstone Clients and their respective Portfolio Entities. Fees paid by the Company or its Portfolio Entities to, or value created by, other Portfolio Entity service providers are not shared with the Company, unless otherwise required by the 1940 Act. These conflicts related to Blackstone-affiliated service providers will not necessarily be resolved in favor of the Company, and investors may not be entitled to receive notice or disclosure of the occurrence of these conflicts.

By acquiring an interest in the Company, each investor will be deemed to have acknowledged and consented to the existence or resolution of any such conflicts related to Blackstone affiliated service providers and to have waived any claim with respect to any liability arising from the existence of any such conflict of interest to the fullest extent permitted by law; provided that such consent waiver shall not be construed as a waiver of the shareholder's rights under federal securities laws or a consent to a violation of federal securities laws.
Other Blackstone Clients; Allocation of Investment Opportunities. Certain inherent conflicts of interest arise from the fact that the Adviser and Blackstone provide investment management, advisory and sub-advisory services to the Company and other Blackstone Clients.
Through the BREDS vehicles (including the Company, BXMT, the BREDS liquid funds, drawdown funds and investment funds or accounts managed or controlled by the Adviser for Blackstone and its subsidiaries), BREIT, Blackstone European Property Income Fund, the Blackstone Real Estate Partners funds (the "BREP Funds"), BXCI accounts, managed accounts and other Blackstone Clients, Blackstone invests third-party capital (and its own capital) in a wide variety of mortgage loans and real estate related debt investment opportunities on a global basis. Not every opportunity suitable for the Company will be allocated to it in whole or in part. Co-investors may participate alongside the Company in certain of the Company's investments as more fully described in this Annual Report. In addition, investment opportunities that fall within the Company's investment objectives or strategy may be allocated in whole or in part to Blackstone itself or other Blackstone Clients, such as strategic investments made by Blackstone itself (whether in financial institutions or otherwise) and investments by other Blackstone Clients that have investment objectives or guidelines similar to or overlapping, in whole or in part, with the Company to some extent, or pursue similar returns as the Company but have a different investment strategy or objective. Moreover, Portfolio Entities of other Blackstone Clients may pursue follow-on investments (using, in whole or in part, such Portfolio Entity's own balance sheet capital or with additional capital from such other Blackstone Client) that fall within the Company's investment objectives or strategy. Therefore, there may be instances where investments that are consistent with the Company's investment objectives may be allocated to such other Blackstone Client's Portfolio Entity as a follow-on investment. Therefore, there will be numerous circumstances where investments that are consistent with the Company's investment objectives may be required or permitted to be offered to, shared with or made by one or more other Blackstone Clients (and so, offered to, shared with or made thereby). Further, with respect to any investment opportunities falling within the Company's investment objectives or strategy involving interests in portfolio companies of other funds (including other Blackstone Clients) that are the subject of a fund restructuring or similar transaction, investors in such funds can, subject to applicable law and the conditions of the Company's co-investment exemptive relief, be expected to have priority rights to roll over their existing interests or otherwise reinvest in such portfolio companies (e.g., through a newly formed "continuation fund") in connection therewith, such that the Company is not allocated all or any part of any such investment opportunity. It is expected that some activities of Blackstone, the other Blackstone Clients and their Portfolio Entities will compete with the Company and its Portfolio Entities for one or more investment opportunities that are consistent with the Company's investment objectives, and as a result such investment opportunities may only be available on a limited basis, or not at all, to the Company. To the extent permitted by applicable law and the conditions of the Company's co-investment exemptive relief, other Blackstone Clients may receive priority allocations of opportunistic real estate debt investment opportunities falling within their primary investment focus. For example, the BREP Funds generally have priority with respect to control-oriented "opportunistic" investments (whether in debt or in equity) in real estate assets or real estate companies. The Adviser has conflicting loyalties in determining whether an investment opportunity should be allocated to the Company, Blackstone or another Blackstone Client. Blackstone has adopted guidelines and policies, which it can be expected to update from time to time, regarding the allocation of investment opportunities.
Additionally, investment opportunities sourced by Blackstone affiliates for other Blackstone Clients will be allocated in accordance with Blackstone's and the Adviser's respective allocation policies, which may provide that investment opportunities, including those sourced with respect to such other Blackstone Clients, will be allocated in whole or in part to other business units of Blackstone (including business units within BREDS and the credit focused business of Blackstone) on a basis that Blackstone and the Adviser believe in good faith to be fair and reasonable. It should also be noted that investment opportunities sourced by other business units of Blackstone (outside of those managed by the Adviser) will, subject to applicable law and the terms of the Company's co-investment exemptive relief, be allocated in accordance with such business units' allocation policies, which will, subject to applicable law and the conditions of the Company's co-investment exemptive relief, result in such investment opportunities being allocated, in whole or in part, away from the Company to other Blackstone Clients.
Blackstone assesses whether investment opportunities are appropriate for other Blackstone Clients, including where such opportunities are within the investment strategies, mandates, guidelines, limitations, restrictions, terms and objectives of other Blackstone Clients, on a basis that Blackstone believes in good faith to be fair and reasonable. As part of this process, the adviser to each Regulated Fund within a Blackstone business unit considering an investment opportunity must take into account such Regulated Fund's Core Mandate (as adopted by the adviser to each Regulated Fund and approved by the trustees of each Regulated Fund participating in co-investment transactions) and affirmatively consider all deals within the Core Mandate for the Regulated Fund. "Regulated Funds" are other Blackstone Clients that are closed-end management investment companies that have elected to be regulated as a BDC or are registered under the 1940 Act and who intend to rely on the exemptive order.

With respect to the allocation of certain private loan investment opportunities (e.g., Core+/Core private loans), the Adviser has implemented a protocol with the aim of systematically allocating such investment opportunities among the relevant BREDS vehicles based on available capital over time, while considering the investment guidelines and parameters of each BREDS vehicle and taking into account the allocation factors and considerations discussed above. Specifically, once eligible BREDS vehicles are identified, the protocol generates potential allocation combinations, subject to the number of loan splits and minimum/maximum denomination desired for each BREDS vehicle as determined from time to time in good faith by the Adviser. The allocation closest to pro rata based on available capital over time is then selected. When allocating an investment, past deployment is considered, which is similar to a rotational method, where prior allocations are considered when allocating a new investment opportunity among the BREDS vehicles. This protocol is expected to result in smaller investments being allocated on a rotational basis, while larger investments are allocated among the relevant BREDS vehicles and the Company. The foregoing allocation methodology is subject to change from time to time, and may be replaced in the future with a different methodology, and the Adviser may adjust the allocation of any particular investment opportunity as proposed, in accordance with the broader allocation policies discussed above. The implementation of the foregoing methodology (and any such changes or replacements in the future, or adjustments) will result in an allocation of any particular investment opportunity that could be different (including smaller or larger allocations to the Company) from what would otherwise be the case based on prior methodologies used or other methodologies. The aforementioned methodology is subject to all of the allocation factors and considerations discussed in this section.
Investment in Portfolio Entities Alongside Regulated Funds: In addition, Blackstone has received an exemptive order from the SEC that permits the Company and other Regulated Funds to, among other things, co-invest with certain other persons, including other Regulated Funds, certain affiliates of, or funds or other accounts managed and controlled by, Blackstone, Blackstone Real Estate, and their affiliates, subject to certain terms and conditions. For so long as any privately negotiated investment opportunity falls within the Core Mandate of one or more Regulated Funds, including the Company, such investment opportunity shall also be offered to such Regulated Fund(s). If the aggregate targeted investment sizes of the Company, such other Blackstone or Blackstone Real Estate clients and such Regulated Fund(s) that are allocated an investment opportunity exceed the amount of such investment opportunity, then the allocation of such investment opportunity to the Company may be less than the Company's target investment size. This may result in allocation to the Company in an amount less than what it would otherwise have been if such other Blackstone or Blackstone Real Estate clients and Regulated Fund(s) did not participate in such investment opportunity.
The co-investment exemptive order also restricts the ability of the Company (or any other Blackstone or Blackstone Real Estate client) from investing in any privately negotiated investment opportunity alongside another Blackstone Client except at the same time and on same terms, as described in the exemptive order. As a result, the Company risks being unable to make investments in different parts of the capital structure of the same issuer in which another Blackstone Client has invested or seeks to invest. Likewise, Regulated Funds and other Blackstone Clients that are not Regulated Funds risk being unable to make investments in different parts of the capital structure of the same issuer in which the Company has invested or seeks to invest.
Further, the Company may be unable to participate in or effect certain transactions, or take certain actions in respect of certain investments, on account of applicable restrictions under the 1940 Act, related guidance from the SEC and/or the Company's exemptive order. For example, the Company may be restricted from participating in certain transactions or taking certain actions in respect of portfolio companies in which certain funds managed and controlled by Blackstone or Blackstone Real Estate, as applicable, and their respective affiliates and/or a Regulated Fund has also invested, which may include, but are not limited to:
•declining to vote;
•participating in a potential co-investment opportunity (as such participation may not comply with the conditions of the co-investment exemptive order); or
•exercising rights with respect to any such investment.
The Company may also be required to sell an investment to avoid potential violations of the 1940 Act and/or related rules thereunder or for other reasons. Any such determination will be made by Blackstone or Blackstone Real Estate, as applicable, in its discretion and there can be no assurance that any such determination will be resolved in favor of the Company's interests. In such cases, the Company's interests in an investment may be adversely affected, including by resulting in the dilution of or decrease in the value of the Company's investment or in the Company being put in a disadvantageous position with respect to the investment as compared to other Blackstone or Blackstone Real Estate clients, including other Regulated Funds or with respect to Blackstone or other affiliates of Blackstone. Whether the Company participates or declines to participate in any such action or transaction will be made by the Adviser in its sole discretion, subject to the Adviser's fiduciary duties and applicable law, including the 1940 Act and/or the exemptive order. There is no assurance that any such determination will be resolved in favor of the Company's interests. The rules promulgated by the SEC under the 1940 Act, as well as any related guidance from the SEC and/or the terms of the exemptive order itself, are subject to change.

Blackstone has received an amended co-investment exemptive order (the "Amended Order") which covers business units of Blackstone beyond Blackstone Real Estate and which could impact the amount of any allocation made available to Regulated Funds and thereby affect (and potentially decrease) the allocation made available to the Company. The Amended Order contains certain conditions less restrictive than Blackstone Real Estate's prior co-investment exemptive order, and, among other things, (i) permits Blackstone increased freedom in the allocation of investment opportunities across other Blackstone Clients, including allowing previously ineligible affiliated entities and accounts to participate in transactions alongside the Company, (ii) allows the Company to more readily invest in issuers in which other Blackstone Clients have an existing position and (iii) allows a significantly greater number of transactions to be effected without the approval of the Independent Trustees of the Company.
Further, it is also possible that Blackstone could, in the future, become subject to a new exemptive order (or new provisions of the existing exemptive order), which could include restrictions, limitations and requirements affecting investment allocations that differ from or extend beyond those described above and could result in increased costs to the Company, any other Blackstone Clients and any Regulated Funds. To the extent such future exemptive orders afford Blackstone greater discretion in allocating transactions among the Company, any other Blackstone Clients and any Regulated Funds, Blackstone will retain sole discretion in making such determinations in accordance with such exemptive orders, notwithstanding any associated conflicts. Additionally, the other terms and conditions of any such new or revised exemptive orders maybe more or less restrictive than the Amended Order.
Overlapping Objectives and Strategies: The Company expects to invest in real estate-related debt investments alongside certain other Blackstone Clients that have a focus on real estate-related debt investments. To the extent any other Blackstone Clients have investment objectives or guidelines that overlap with those of the Company, in whole or in part, investment professionals overseeing allocations with respect to the Company and such other Blackstone Clients generally determine the relative allocation of investment opportunities among such vehicles and/or other Blackstone clients on a “fair and reasonable” basis in good faith according to guidelines and factors determined by it. However, the application of those guidelines has, in limited circumstances, resulted in, and factors can be expected to result in, the Company not participating, or not participating to the same extent, in investment opportunities in which it would have otherwise participated, or participated to a greater extent, had the related allocations been determined without regard to such guidelines. The Adviser could also determine not to pursue opportunities as discussed below in “Certain Investments Inside the Company’s Core Mandate that are not Pursued by the Company”, or, alternatively, could later determine an opportunity is appropriate for the Company after initially reviewing such opportunity for or on behalf of other Blackstone Clients. The Company could invest in the securities of publicly-traded companies in which other Blackstone Clients hold existing investments. In addition, as part of the BREDS program, the Company regularly invests in real estate related debt investments alongside certain other Blackstone Clients that are part of the BREDS program and other vehicles focusing on real estate related debt investments. Among the factors that the Adviser (and the particular investment professionals overseeing allocations with respect to the Company and such other Blackstone clients) considers in making investment allocations among the Company and other Blackstone clients are the following: (i) any applicable investment objectives, focus, parameters, guidelines, investor preferences, limitations and other contractual provisions and terms applicable to the Company and such other Blackstone Clients, including the Core Mandates of the Company, (ii) "Available Capital" (as defined below) of the Company and such other Blackstone Clients as determined by the Adviser in good faith (which may take into account relative portfolio composition, anticipated leverage, anticipated subscriptions and redemptions, anticipated co-investment and other considerations in addition to buying power), anticipated capital needs for the investment and the duration of the investment period, (iii) legal, tax, accounting, regulatory and other considerations or consequences deemed relevant by the Adviser and its affiliates, (iv) ability to employ leverage and expected or underwritten leverage on the investment, (v) primary and permitted investment strategies, focuses, guidelines, liquidity positions and requirements, and objectives of the Company and the other Blackstone Clients (including the Core Mandates of the Company), including, without limitation, with respect to other Blackstone Clients that expect to invest in or alongside other funds or across asset classes based on expected return with similar investment strategies and objectives, (vi) sourcing of the investment (including by a particular Blackstone business unit), (vii) the sector and geography/location of the investment, (viii) the specific nature (including size, type, amount, liquidity, holding period, remaining investment periods, loan pledgeability, anticipated maturity and minimum investment criteria) of the investment; (ix) risk/return profile of the investment; (x) structure of leverage, (xi) expected cash characteristics (such as cash-on-cash yield, distribution rates or volatility of cash flows), (xii) capital expenditure required as part of the investment, (xiii) loan to value ratio or debt service coverage as part of the investment, (xiv) portfolio diversification, construction and concentration concerns (including, but not limited to, (A) allocations necessary for the Company or other Blackstone Clients to maintain a particular concentration in a certain type of investment (e.g., if another Blackstone client follows a liquid strategy pursuant to which it sells a type of investment more or less frequently than the Company and the Company or such other Blackstone client needs a non pro rata additional allocation to maintain a particular concentration in that type of investment) and (B) whether the Company or a particular Blackstone Client already have the desired exposure to the investment, sector, industry, geographic region or markets in question), (xv) relation to existing investments in a fund, if applicable (e.g., "follow on" to existing investments, joint venture or other partner to existing investment, or same security as existing investment) Blackstone Client, (xvi) avoiding allocations that could result in de minimis or odd lot investments (for example, the Adviser currently expects to allocate no less than $1 million or such other amount as the Adviser deems reasonable of any investment opportunity over a certain size, subject to change, to each BREDS liquid fund participating in such opportunity, which, in the aggregate, could meaningfully reduce the portion of such opportunities that would otherwise be allocated to the Company), (xvii) redemption or withdrawal requests and anticipated future contributions to a Blackstone Client, (xviii) the ability of a Blackstone Client to employ leverage, hedging, derivatives, or other similar strategies in connection with acquiring, holding or disposing of the particular investment opportunity, and any requirements or other terms of any existing leverage facilities, (xix) the credit and default profile of an investment or borrower, (xx) the extent of involvement of the respective teams of the investment professionals dedicated to the Company and other Blackstone Clients, (xxi) the likelihood/immediacy of foreclosure or conversion to an equity or control opportunity, (xxii) with respect to investments that are made available to Blackstone by counterparties pursuant to negotiated trading platforms (e.g., ISDA contracts), the absence of such relationships which may not be available for all clients, (xxiii) contractual obligations, (xxiv) co-investment arrangements, (xxv) potential path to ownership, (xxvi) the relative stage of the Company's and such other Blackstone Client's investment periods (e.g., early in a vehicle's investment period, the Adviser may over-allocate investments to such vehicle), (xxvii) how governance will be shared between the Company and such other Blackstone Client(s), and (xxviii) other considerations deemed relevant by the Adviser in good faith. The manner in which the Company's available capital is determined may differ from, or subsequently change with respect to, other Blackstone Clients. The amounts and forms of leverage utilized for investments will also be determined by the Adviser and its affiliates in their sole discretion. Blackstone's determination of available capital in some cases will depend on the Company's NAV and whether Blackstone believes that issuing additional equity to pursue an investment would be accretive to the Company, which means that the Company may not participate in some or all future investments based on Blackstone's determination of market conditions notwithstanding such investments are within the Company's strategy. Any differences or adjustments with respect to the manner in which available capital is determined with respect to the Company or other Blackstone Clients may adversely impact the Company's allocation of particular investment opportunities. There is no assurance that any conflicts will be resolved in the Company's favor. Blackstone is entitled to amend its policies and procedures at any time without prior notice or the Company's consent.
Subject to applicable law and the conditions of the Company's co-investment exemptive relief, the Adviser will determine the available capital of the Company, managed accounts and other Blackstone Clients in its discretion (and may from time to time utilize a "fixed" amount of Available Capital with respect to one or more such investment vehicles for a period of time). To determine each vehicle's Available Capital, the Adviser is expected to take into consideration a time-weighted estimate of such vehicle's target deployment pace over a given period of time and, if applicable, a vehicle's percentage of available capital eligible for certain investment types and expected advance rate for financing, each of which are expected to be updated from time to time and any changes thereto will result in the vehicle (e.g., the Company) participating in investment opportunities to a greater or lesser degree than was previously the case. Available Capital also includes and takes into account(a) capital already deployed, (b) imminent net subscriptions for open ended vehicles and (c) commitments (including commitments likely to close within a reasonable time of allocation). Such considerations involve the Adviser making subjective judgments and future estimates and there can be no assurance that these will ultimately prove correct in hindsight. These determinations involve inherent conflicts of interest, and there can be no assurance that any such conflicts will be resolved in a manner that is favorable to the Company. The manner in which the Available Capital of the Company is determined by the Adviser may differ from the determination of Available Capital for other Blackstone Clients and/or may subsequently change. Any differences or adjustments with respect to the manner in which Available Capital is determined with respect to the Company or other Blackstone Clients may adversely impact the Company's allocation of particular investment opportunities.
As described elsewhere herein, the Company has a broad investment mandate, and various other Blackstone Clients (now existing or that may be formed in the future) have similar or overlapping investment objectives, or have "sleeves" of capital, or a portion of their investment objective, that is substantially similar to the Company's investment objective.
The Adviser may in the future establish programmatic allocation frameworks with respect to the Company, on the one hand, and other Blackstone Clients, on the other hand, and such frameworks will be subject to change from time to time, which may result in the Company participating in certain investment opportunities to a greater or lesser extent than would have otherwise been the case. With respect to the allocation of certain private loan investment opportunities (e.g., Core+/Core private loans), the Adviser has implemented a protocol with the aim of systematically allocating such investment opportunities among the relevant BREDS vehicles based on available capital over time, while considering the investment guidelines and parameters of each BREDS vehicle and taking into account the allocation factors and considerations discussed above. Specifically, once eligible BREDS vehicles are identified, the protocol generates potential allocation combinations, subject to the number of loan splits and minimum/maximum denomination desired for each BREDS vehicle as determined from time to time in good faith by the Adviser. The allocation closest to pro rata based on available capital over time is then selected. When allocating an investment, past deployment is considered, which is similar to a rotational method, where prior allocations are considered when allocating a new investment opportunity among the BREDS vehicles. This protocol is expected to result in smaller investments being allocated on a rotational basis, while larger investments are allocated among the relevant BREDS vehicles and the Company. The foregoing allocation methodology is subject to change from time to time, and may be replaced in the future with a different methodology, and the Adviser may adjust the allocation of any particular investment opportunity as proposed, in accordance with the broader allocation policies discussed above. The implementation of the foregoing methodology (and any such changes or replacements in the future, or adjustments) will result in an allocation of any particular investment opportunity that could be different (including smaller or larger allocations to the Company) from what would otherwise be the case based on prior methodologies used or other methodologies. The aforementioned methodology is subject to all of the allocation factors and considerations discussed in this section.
In connection with the foregoing, Blackstone expects to raise and manage additional real estate investment funds or vehicles for the benefit of one or more specific investors (or related group of investors) with investment strategies that overlap with those of the Company (including investment funds formed to invest in specific geographical areas or in a specific type of investment or investments (e.g., investment fund or vehicle focused on investing in commercial mortgage backed securities or "mezzanine" debt)), and that may invest alongside the Company in some investments. For example, such vehicles may, subject to applicable law and the conditions of the Company's co-investment exemptive relief, receive priority allocations of investment opportunities falling within their primary investment focus and/or the Adviser may allocate investment opportunities (in whole or in part) to such other vehicles in lieu of the Company, including in connection with launching and "ramping up" such vehicles, or otherwise, subject to the determination by the Adviser that such allocations are "fair and reasonable" and otherwise consistent with the Adviser's allocation policies and procedures, as more fully described above.
Investments Outside of the Company's Core Mandate: Investment opportunities (including, for the avoidance of doubt, follow-on investment opportunities) that the Adviser makes a good faith determination are inappropriate for the Company given considerations described in the Annual Report or as otherwise determined by the Adviser, will generally not be allocated to the Company.

Certain Investments Inside the Company's Core Mandate that are not Pursued by the Company: Under certain circumstances, Blackstone can be expected to determine not to pursue some or all of an investment opportunity (including, for the avoidance of doubt, follow-on investment opportunities) within the Company's Core Mandate, including without limitation, as a result of business, reputational or other reasons applicable to the Company, other Blackstone Clients, their respective Portfolio Entities or Blackstone. In addition, the Adviser will, in certain circumstances, determine that the Company should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because (i) the Company has insufficient available capital (as determined by the Adviser in its good faith discretion taking into account not only capital that is actually available but considerations such as portfolio composition, anticipated co-investment and other factors) to pursue the investment opportunity, (ii) the Company has already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by the Adviser in its good faith discretion, or (iii) the investment opportunity is not appropriate for the Company for other reasons as determined by the Adviser in its good faith sole discretion (which may include, for example, as a result of another Blackstone Client having an existing interest in a Portfolio Entity, or where another Blackstone Client is currently considering or pursing acquiring such an interest). In any such case Blackstone could, thereafter, offer such opportunity, in whole or in part, to other parties, including other Blackstone Clients or Portfolio Entities or shareholders of the Company or other Blackstone Clients, joint venture partners, related parties or third parties. Such other Blackstone Clients or one more Portfolio Entities thereof, will from time to time (i) to the extent consistent with applicable law and the conditions of the Company's co-investment exemptive relief, make or receive priority allocations of certain investments that are appropriate for the Company and (ii) participate in investments alongside the Company, provided, that any such allocation may be subsequently adjusted at Blackstone's discretion. For the avoidance of doubt, the foregoing considerations shall also apply to follow-on opportunities and/or refinancings involving the same or similar collateral and/or investment terms, which will result from time to time in another Blackstone Clients participating in an investment opportunity in a Portfolio Entity in which the Company has a pre-existing investment, and the Company participating in such opportunity to a lesser extent than would otherwise be the case, or not at all, and its position therein being diluted. Any such other Blackstone Clients may be advised by a different Blackstone business group with a different investment committee, which could determine an investment opportunity to be more attractive than the Adviser believes to be the case. In any event, there can be no assurance that the Adviser's assessment will prove correct or that the performance of any investments actually pursued by the Company will be comparable to any investment opportunities that are not pursued by the Company. Blackstone, including its personnel, will, in certain circumstances, receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees or revenue share, and any such compensation could be greater than amounts paid by the Company to the Adviser. In some cases, Blackstone earns greater fees when other Blackstone Clients participate alongside or instead of the Company in an investment.
Financial Compensation to Allocate Investment Opportunities to other Blackstone Clients: When the Adviser determines not to pursue some or all of an investment opportunity for the Company that would otherwise be within the Company's objectives and strategies, and Blackstone or the Adviser provides or offers the opportunity to other Blackstone Clients (or other parties, including Portfolio Entities or other Blackstone Clients, joint venture partners, related parties or other third parties), Blackstone or the Adviser (including its personnel) could receive compensation from such other Blackstone Clients and/or other parties, whether or not in respect of a particular investment, including an allocation of carried interest, referral fees or revenue share, and any such compensation could be greater than amounts paid by the Company to the Adviser. As a result, the Adviser (including real estate personnel who receive such compensation) could be incentivized to allocate investment opportunities away from the Company to or source investment opportunities for other Blackstone Clients and/or other parties, which could result in fewer opportunities (or reduced allocations) being made available to the Company or to the investors as co-investors. In addition, in some cases Blackstone could earn greater fees when other Blackstone Clients participate alongside or instead of the Company in an investment.
Basis for Investment Allocation Determinations: The Adviser makes good faith determinations for allocation decisions based on expectations that will, in certain circumstances, prove inaccurate. Information unavailable to the Adviser, or circumstances not foreseen by the Adviser at the time of allocation, may cause an investment opportunity to yield a different return than expected. For example, an investment opportunity that the Adviser determines to be consistent with the return objectives of a fund rather than the Company may not match the Adviser's expectations and underwriting and generate an actual return that would have been appropriate for the Company. Conversely, an investment that the Adviser expects to be consistent with the Company's return objectives will, in certain circumstances, fail to achieve them.

Reallocation of Investments: The Adviser could determine at any point prior to the closing of an investment opportunity that any such investment opportunity that was initially allocated to the Company based on information available to the Adviser at the time the allocation decision is made should subsequently be reallocated in whole or in part to one or more other Blackstone Clients (and vice versa) based on subsequent information received by the Adviser in respect of such investment opportunity (e.g., an investment opportunity that the Adviser initially determines to be more consistent with the return objectives of the Company could subsequently be determined to be consistent with the return objectives of one or more other Blackstone Clients). In such circumstance, the Adviser could determine to reallocate all or any portion of any such investment opportunity from the Company to such other Blackstone Client (or vice versa) (such fund (including the Company) from which an investment opportunity is being reallocated, a "Reallocating Fund"), including in circumstances where such Reallocating Fund has entered into an exclusivity arrangement or other binding agreement with one or more third parties (any such reallocated investment opportunity, a "Reallocated Investment"). In such cases, if the non-Reallocating Fund acquires the investment, previously incurred costs (including due diligence costs and other fees and expenses), will be reallocated accordingly. If the non-Reallocating Fund chooses not to make the Reallocated Investment, then any such deferred costs incurred by the Reallocating Fund will continue to be borne by such Reallocating Fund, provided that the non-Reallocating Fund will be responsible for any additional due diligence or other costs incurred in the process of evaluating the investment for its own account. Reallocated Investments as described above are generally expected to be reallocated without obtaining the consent of the investors. By acquiring an interest in the Company, each investor will be deemed to have acknowledged and consented to the existence or resolution of any such actual, apparent or potential conflicts of interest related to the reallocation of Reallocated Investments and to have waived any claim with respect to any liability arising from the existence of any such conflict of interest to the fullest extent permitted by law; provided that such consent waiver shall not be construed as a waiver of the shareholder's rights under federal securities laws or a consent to a violation of federal securities laws.
Investment alongside other Blackstone Clients: To the extent permitted by applicable law and the conditions of the Company's co-investment exemptive relief, the Company will co-invest alongside other Blackstone Clients (including other vehicles in which Blackstone or its personnel invest) and co-invest with such other Blackstone Clients or affiliates in investments that are suitable for one or more of the Company and such other Blackstone Clients, as permitted by applicable law (including the 1940 Act) and/or any applicable SEC-granted exemptive order. To the extent the Company jointly holds securities with any other Blackstone Client that has a different expected duration or liquidity terms, conflicts of interest will arise between the Company and such other Blackstone Client with respect to the timing and manner of disposition of opportunities. In order to mitigate any such conflicts of interest, the Company may recuse itself from participating in any decisions relating or with respect to the investment by the Company or the other Blackstone Client. If the other Blackstone Client maintains voting rights with respect to the securities it holds, or if the Company does not recuse itself, Blackstone may be required to take action where it will have conflicting loyalties between its duties to the Company and such other Blackstone Clients, which may adversely impact the Company. (See also "—Other Blackstone Clients; Allocation of Investment Opportunities" herein). Even if the Company and such other Blackstone Clients and/or co-investment or other vehicles invest in the same investments, conflicts of interest may still arise. For example, it is possible that as a result of legal, tax, regulatory, accounting or other consideration, the terms of such investment (including with respect to price and timing) for the Company and/or such other Blackstone Clients and vehicles may not be the same. Additionally, the Company and/or such other Blackstone Clients and/or vehicles will generally have different expiration dates and/or investment objectives (including return profiles) and Blackstone, as a result, may have conflicting goals with respect to the price and timing of disposition opportunities and such differences may also impact the allocation of investment opportunities. As such, the Company and/or such other Blackstone Clients may acquire an interest in the same investment at different times and/or dispose of any such shared investment (or choose whether to invest in related investments) at different times and on different terms to the extent permitted by applicable law and the Company's co-investment exemptive relief.
Simultaneous Transactions. Subject to applicable law and the conditions of the Company's co-investment exemptive relief, there may be instances where Blackstone negotiates transactions with counterparties that involve the Company, another Blackstone Client and/or Blackstone in different capacities, such as with respect to separate tranches of debt. For example, the Company may sell or purchase an interest in a Portfolio Entity to or from a counterparty (such as another sponsor's fund), while the same counterparty acquires or sells an interest in a Portfolio Entity of another Blackstone Client or Blackstone. While these transactions may be separate or non-contingent, due to the simultaneous or closely related timing of these transactions, there may be actual or perceived conflicts of interest in connection with such transactions due to Blackstone's duties to the Company on one hand, and such other Blackstone Client or Blackstone participating in the related transaction on the other, for example with respect to ensuring each transaction is separately in the best interests of the applicable other Blackstone Client and the Company and that the valuations are fair and reasonable to each respective fund, among other things. To mitigate such conflicts, Blackstone could, for example, negotiate each such transaction independently and ensure there is not a cross-conditioned closing of the two transactions, to ensure that the terms of each such transaction stand on their own.

Co-Investment. To the extent permitted by applicable law and the conditions of the Company's co-investment exemptive relief, the Company may co-invest with investors, limited partners of other Blackstone Clients, Blackstone and other parties with whom Blackstone has a material relationship. Subject to applicable law and the conditions of the Company's co-investment exemptive relief, the allocation of co-investment opportunities is entirely and solely in the discretion of the Adviser, and it is expected that many investors who will, in certain circumstances, have expressed an interest in co-investment opportunities will not be allocated any co-investment opportunities (notwithstanding any agreement by the Adviser to consider an investor for co-investment opportunities) or may receive a smaller amount of co-investment opportunities than the amount requested or expected. For example, if supplemental capital vehicles are established, Blackstone intends to prioritize any supplemental capital vehicles in the allocation of co-investment opportunities. Furthermore, co-investments offered by Blackstone will be on such terms and conditions (including with respect to management fees, performance-based compensation and related arrangements and/or other fees applicable to co-investors) as Blackstone determines to be appropriate in its sole discretion on a case-by-case basis, which can be expected to differ amongst co-investors with respect to the same co-investment, and Blackstone will determine in its sole discretion whether to offer co-investment opportunities (based on, among other factors, whether there has been sufficient allocation of an investment to the Company and whether a potential co-investor would offer a strategic benefit to the investment, including, but not limited, to the consummation, operation or monitoring thereof). Furthermore, the Company and co-investors will often have different investment objectives and limitations, such as return objectives, leverage limitations and maximum hold period. Blackstone, as a result of the foregoing, will have conflicting incentives in making decisions with respect to such opportunities. Even if the Company and any such parties invest in the same securities on similar terms, conflicts of interest will still arise as a result of differing investment profiles of the investors, among other items.

General Co-Investment Considerations: There are expected to be circumstances where an amount that would have otherwise been invested by the Company is instead allocated to co-investors (who may or may not be investors or limited partners of other Blackstone Clients) or supplemental capital vehicles, and there is no guarantee that any investor will be offered any particular co-investment opportunity. The Adviser will take into account various facts and circumstances deemed relevant by the Adviser in allocating co-investment opportunities, including, among others, whether a potential co-investor has a history of participating in co-investment opportunities with Blackstone, the potential co-investor's history of investments with Blackstone, whether a potential co-investor has expressed an interest in evaluating co-investment opportunities, the Adviser's assessment of a potential co-investor's ability to invest an amount of capital that fits the needs of the investment (taking into account the amount of capital needed as well as the maximum number of investors that can realistically participate in the transaction) and the Adviser's assessment of a potential co-investor's ability to commit to a co-investment opportunity within the required timeframe of the particular transaction. Additional considerations can be expected to also include, among others and without limitation, the size of a potential co-investor's commitments to the Company, other Blackstone Clients and strategic third-party investors; whether a potential co-investor has committed to another Blackstone Client; the size of the potential co-investor's interest to be held in the underlying Portfolio Entity as a result of the Company's investment (which is likely to be based on the size of the potential co-investor's capital commitment or investment in the Company); whether the potential co-investor has demonstrated a long-term or continuing commitment to the potential success of Blackstone, the Company or other Blackstone Clients (including whether a potential co-investor will help establish, recognize, strengthen or cultivate relationships that may provide indirectly longer-term benefits to the Company or other Blackstone Clients and their Portfolio Entities, or whether the co-investor has significant capital under management by Blackstone or intends to increase such amount); whether the potential co-investor has an overall strategic relationship with Blackstone that provides it with more favorable rights with respect to co-investment opportunities; whether the co-investor is considered "strategic" to the investment because it is able to offer the Company certain benefits, including, but not limited to, the ability to help consummate the investment, the ability to aid in operating or monitoring the Portfolio Entity or the possession of certain expertise; the transparency, speed and predictability of the potential co-investor's investment process; whether Blackstone has previously expressed a general intention to seek to offer co-investment opportunities to such potential co-investor; whether a potential co-investor has the financial and operational resources and other relevant wherewithal to evaluate and participate in a co-investment opportunity; the familiarity Blackstone has with the personnel and professionals of the investor in working together in investment contexts (which can be expected to include such potential co-investor's history of investment in the Company or other Blackstone Clients); whether the co-investment opportunity is being provided in connection with a potential investment in or acquisition of interests through a secondary transfer of the Company or another Blackstone Client (i.e., a stapled co-investment opportunity); the extent to which a potential co-investor has been provided a greater amount of co-investment opportunities relative to others; the ability of a potential co-investor to invest in potential follow-on or add-on acquisitions for the Portfolio Entity or participate in defensive investments; the likelihood that the potential co-investor would require governance rights that would complicate or jeopardize the transaction (or, alternatively, whether the investor would be willing to defer to Blackstone and assume a more passive role in governing the Portfolio Entity); any interests a potential co-investor may have in any competitors of the underlying Portfolio Entity; the tax profile of the potential co-investor and the tax characteristics of the investment (including whether or not the potential co-investor would require particular structuring implementation or covenants that would not otherwise be required but for its participation or whether such co-investor's participation is beneficial to the overall structuring of the investment); whether a potential co-investor's participation in the transaction would subject the Company and/or any of its Portfolio Entities to additional regulatory requirements, review and/or scrutiny, including any necessary governmental approvals required to consummate the investment; the potential co-investor's relationship with the potential management team of the Portfolio Entity; whether the potential co-investor has any existing positions in the Portfolio Entity (whether in the same security in which the Company is investing or otherwise); whether there is any evidence to suggest that there is a heightened risk with respect to the potential co-investor maintaining confidentiality; whether the potential co-investor has any known investment policies and restrictions, guideline limitations or investment objectives that are relevant to the transaction, including the need for distributions; the ability of the investor to hold investments for longer periods of time and whether the expected holding period and risk-return profile of the investment is consistent with the stated goals of the investor and the expected underwriting of the investment; and such other factors that Blackstone may in good faith deem relevant and appropriate to consider in the circumstances. Blackstone can be expected to establish more co-investment vehicles for one or more investors (including third-party investors and investors in the Company) in order to co-invest alongside the Company in one or more future investments. The existence of these vehicles could reduce the opportunity for other investors to receive allocations of co-investments. Also, subject to applicable law, Blackstone will, in certain circumstances, agree with investors (Blackstone strategic relationships (including Strategic Relationships (defined herein)) and third-party investors) to more favorable rights or pre-negotiated terms with respect to co-investment opportunities, including with respect to discounts or rebates of performance-based compensation or management fees. To the extent any such arrangements are entered into, they can be expected to result in fewer co-investment opportunities being made available to the investors. In addition, the allocation of investments to other Blackstone Clients, including as described under "—Other Blackstone Clients; Allocation of Investment Opportunities" herein, can be expected to result in fewer co-investment opportunities (or reduced allocations) being made available to investors. There may be circumstances, including in the case where there is a seller who is seeking to dispose of a pool or combination of assets, properties, securities or instruments, where the Company and other Blackstone Clients participate in a single transaction or related transactions with a particular seller where certain of such assets, properties, securities or instruments are specifically allocated (in whole or in part) to any of the Company and such other Blackstone Clients. The allocation of such specific items generally would be based on the Adviser's determination of, among other things, the expected returns for such items (e.g., specific items with higher expected returns may be allocated to the Company whereas those with lower relative expected returns may be allocated to another Blackstone Client), and in any such case the combined purchase price paid to a seller would be allocated among the multiple assets, properties, securities or instruments based on a determination by the seller, by a third-party valuation firm and/or by the Adviser and its affiliates.

Additional Potential Conflicts of Interest with respect to Co-Investment; Strategic Relationships Involving Co-Investment: The Adviser and its affiliates will in certain circumstances be incentivized to offer certain potential co-investors (including, by way of example, as a part of an overall strategic relationship (including Strategic Relationships) with Blackstone) opportunities to co-invest in priority or on more favorable terms than other potential co-investors due to the amount of performance-based compensation or management fees paid by the co-investor receiving the priority allocation or better terms (as well as any additional discounts or rebates avoided by allocating co-investments to such co-investor) or other aspects of such co-investor's relationship with Blackstone. The fees received by Blackstone from and the amount of expenses charged to the Company can be expected to be less or more than such amounts paid by or charged to co-investment vehicles pursuant to the terms of such vehicles' partnership agreements and other agreements with co-investors, and such variation in the amount of fees and expenses can be expected to create an economic incentive for Blackstone to allocate a greater or lesser percentage of an investment opportunity to the Company or such co-investment vehicles or co-investors, as the case may be. In addition, other terms of existing and future co-investment vehicles may differ materially, and in some instances will be more favorable to Blackstone, than the terms of the Company, and such different terms can be expected to create an incentive for Blackstone to allocate a greater or lesser percentage of an investment opportunity to the Company or such co-investment vehicles, as the case may be. Such incentives will give rise to conflicts of interest, and there can be no assurance that any investment opportunities that would have otherwise been offered to the Company or investors through co-investment will be made available. Additionally, Blackstone has entered, and it can be expected that Blackstone in the future will enter, into arrangements or strategic relationships with third parties, including other asset managers, financial firms or other businesses or companies, which, among other things, provide for referral, sourcing or sharing of investment opportunities. Blackstone will, in certain circumstances, pay management fees and performance-based compensation in connection with such arrangements. Blackstone will, in certain circumstances, also provide for or receive reimbursement of certain expenses incurred or received in connection with these arrangements, including diligence expenses and general overhead, administrative, deal sourcing and related corporate expenses. The amount of these rebates can be expected to relate to allocations of co-investment opportunities and increase if certain co-investment allocations are not made. While it is possible that the Company will, along with Blackstone itself, benefit from the existence of those arrangements and relationships, it is also possible that investment opportunities that would otherwise be presented to or made by the Company would instead be referred (in whole or in part) to such third-party.
Investments in Which other Blackstone Clients Have a Different Principal Investment Generally. Subject to applicable law and the conditions of the Company's co-investment exemptive relief, the Company will likely hold an interest in a Portfolio Entity that is different (including with respect to relative seniority) than the interests held by other Blackstone Clients or Blackstone. In these situations, conflicts of interest will arise as Blackstone receives fees and other benefits, directly or indirectly, from, or otherwise has interests in, both parties to the transaction, including different financial incentives Blackstone may have with respect to the parties to the transaction. In order to mitigate any such conflicts of interest, the Company in certain circumstances will likely recuse itself from participating in any decisions relating or with respect to such investment by the Company or the applicable investments by the other Blackstone Clients, or by establishing groups separated by information barriers (which can be expected to be temporary and limited purpose in nature) within Blackstone to act on behalf of each of the clients. Despite these, and any of the other actions described below that Blackstone may take to mitigate the conflict, Blackstone will, in certain circumstances, be required to take action when it will have conflicting loyalties between its duties to the Company and such other Blackstone Clients, or Blackstone, which will, in certain circumstances, adversely impact the Company. Actions may be taken for the other Blackstone Clients that are adverse to the Company, including with respect to the timing and manner of sale and actions taken in circumstances of financial distress. If the Company recuses itself from decision making, it will generally rely upon a third-party to make the decisions, and the third-party could have conflicts or otherwise make decisions that Blackstone would not have made. The investors will in no way receive any benefit from fees paid to the Adviser or its affiliates from a Portfolio Entity in which any other Blackstone Client or Blackstone also has an interest (including, for greater certainty, any fees the Adviser or its affiliates received as a result of the provision of services by such affiliates). These transactions involve conflicts of interest, as Blackstone will receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction, including different financial incentives Blackstone may have with respect to the parties to the transaction. There can be no assurance that conflicts of interest arising out of such transactions, including in which the Company has or acquires a different principal investment (including, for example, with respect to seniority) will be resolved in favor of the Company.

The Company and the other Blackstone Clients will likely make and hold investments at different levels of a Portfolio Entity's capital structure. To the extent permitted by applicable law, other Blackstone Clients may also provide financing and make debt investments in the Company's special purpose vehicles and other subsidiaries which hold one or more of the Company's assets. Other Blackstone Clients may also participate in a separate tranche of a financing with respect to a Portfolio Entity in which the Company has an interest or otherwise in different classes of such Portfolio Entity's securities. Such investments inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held by such entities– for example, the Company may represent the controlling class in respect of a financing and as such, may be required to make decisions for all investors, including other Blackstone Clients in the capital structure (and vice versa). In addition, in connection with any shared investments in which the Company participates alongside any such other Blackstone Clients, the Adviser will likely grant absolutely to or share with such other Blackstone Clients certain rights relating to such shared investments for legal, tax, regulatory or other reasons, including certain control- and/or foreclosure-related rights with respect to such shared investments or otherwise agree to implement certain procedures to mitigate conflicts of interest which may include and often involves, without limitation, maintaining a non-controlling interest in any such investment and a forbearance of rights, including certain non-economic rights (or retaining a third-party loan servicer, administrative agent or other agent for the relevant investment held by the Company to make decisions on its behalf), relating to other Blackstone Client, such as where Blackstone may cause the Company to decline to exercise certain control- and/or foreclosure-related rights with respect to a borrower (including following the vote of other third-party lenders generally or otherwise recusing itself with respect to decisions, including with respect to both normal course ongoing matters (such as consent rights with respect to loan modifications in intercreditor agreements) and also defaults, foreclosures, workouts, restructurings and/or exit opportunities), subject to certain limitations. Such investments and transactions will give rise to potential or actual conflicts of interest. There can be no assurance that any conflict will be resolved in favor of the Company. Investments at different levels of an issuer's or borrower's capital structure may likely also present different risk profiles and there can be no assurance that the return on the Company's investment will be equivalent to or better than the returns obtained by the other Blackstone Clients participating in the transaction at a different level. In addition, it is possible that in a bankruptcy proceeding the Company's interest will be subordinated or otherwise adversely affected by virtue of such other Blackstone Clients' involvement and actions relating to its investment. For example, there may be more senior debt instruments issued by a Portfolio Entity in which the Company holds or makes an investment and in such circumstances the holders of more senior classes of debt issued by such Portfolio Entity (which may include other Blackstone Clients) may take actions for their benefit (particularly in circumstances where such Portfolio Entity faces financial difficulties or distress) that further subordinate or adversely impact the value of the Company's investment in such Portfolio Entity.
In addition, under certain circumstances, the Company may be prohibited (or refrain) from decision-making or exercising other rights it would otherwise have with respect to an investment as a result of the Company's affiliation with, or other relationship with, other Blackstone Clients or Blackstone that own different interests in such investment. While the Adviser will seek, where applicable, to have a third-party exercise rights on behalf of the Company for purposes of exercising voting rights and/or managing any conflicts of interest related to such investments (which may include third-party co-investors or independent representatives), in certain instances such investments may be made without any such third-party participation (for example, because the Company owns or acquires the entirety of the relevant instrument or tranche) or with minority third-party participation, and in such circumstances the absence or size of any such third-party could adversely affect the Company or its interest in the investment (or the applicable other Blackstone Client(s)) or its ability to effectively mitigate such conflicts of interest.
Because of the affiliation with Blackstone, the Adviser may have a greater incentive to invest in Blackstone-sponsored financings (as compared to real estate related financings sponsored by other real estate firms or financial sponsors). Except to the extent of fees paid to the Adviser specifically relating to the Company's commitment or investment of capital, the investors will in no way receive any benefit from fees paid to any affiliate of the Adviser from a Portfolio Entity in which any other Blackstone Client also has an interest (including, for greater certainty, any fees Blackstone received as a result of the provision of services by such affiliates). To the extent the Company holds an interest in a loan or security that is different (including with respect to its relative seniority) than those held by such other Blackstone Clients (and vice versa), the Company will forego some or all of its ability to participate in the decision-making with respect to the rights and actions available to the holders of the same or similar class of loan or security held by the Company.

To the extent the Company makes or has an investment in, or, through the purchase of debt obligations becomes a lender to, a company in which another Blackstone Client has a debt or equity investment (including through investments in CMBS where the underlying properties are owned by other Blackstone Clients), or if another Blackstone Client participates in a separate tranche of a financing with respect to a Portfolio Entity, Blackstone will generally have conflicting loyalties between its duties to the Company and to such other Blackstone Clients. In that regard, actions may be taken for the other Blackstone Clients that are adverse to the Company (and vice versa). Moreover, the Company will generally "follow the vote" of other similarly situated third-party creditors (if any) in voting and governance matters where conflicts of interest exist and will have a limited ability to separately protect its investment and will be dependent upon such third parties' actions (which may not be as capable as the Adviser and may have other conflicts arising from their other relationships, both with Blackstone and other third parties that could impact their decisions). The foregoing will similarly apply where one or more tenants of a property in which the Company has made a related investment is related to the Adviser (e.g., another Blackstone Client, investors or investors in other Blackstone Clients, other Blackstone affiliates, Blackstone personnel or service providers of the Company, the Adviser or one or more of their respective affiliates). For example, the Company may forego or waive certain consent rights as a lender vis-à-vis tenants, in which case such rights may be waived entirely, or exercised by other lenders, the borrower or a servicer, depending on the circumstances. In addition, conflicts can also be expected to arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof. Such debt investments will generally include the Company obtaining a collateral interest in the property or company in which another Blackstone Client holds an interest, and under certain circumstances (e.g., a foreclosure), such other Blackstone Client's interests in such property or company may be acquired by the Company (and the same may be the case where another Blackstone Client holds a collateral interest in one or more of the Company's assets), and such transactions will not require the consent of any investor of any Independent Client Representative.
In addition, the Adviser or its affiliates may lend funds to the Company, subject to applicable law. Notwithstanding such limitations, potential or actual conflicts may arise in connection with any such lending including, without limitation, in determining comparable terms.
Joint Investments. Subject to applicable law and the conditions of the Company's co-investment exemptive relief, the Company can be expected to enter into joint investments with other Blackstone Clients and could do so where the Company and/or other Blackstone Clients have certain governance and/or Portfolio Entity management rights for legal, regulatory, tax or other reasons. The Company and any such other Blackstone Client could purchase or sell any such investment (in whole or in part) to any person at different times, on different terms or otherwise on a non-pro rata basis without participation by the Company in such purchase or sale, and in connection with such transactions, any such governance rights relating to the investment could be negatively impacted (or eliminated completely). Further, the Company and other Blackstone Clients, or Blackstone, are generally permitted to exit their holdings in such Portfolio Entity at different times, on different terms or otherwise on a non-pro rata basis. The Company, Blackstone or such other Blackstone Clients, can be expected to reach different conclusions for each such vehicle on the determination of whether, when and at what price to sell such investments based on the different investment periods, expiration dates and/or investment objectives and limitations (including different return profiles, liquidity requirements and valuation considerations (including periodic and public reporting thereof)) of the Company, other Blackstone Clients (including in light of the perpetual nature of certain other Blackstone Clients) or Blackstone or for other legal, regulatory, tax or other reasons, and this could result in the Company, one or more other Blackstone Clients or Blackstone exiting its interests in a Portfolio Entity earlier or at a higher price than the Company (or vice versa). There can be no assurance that any such conflict will be resolved favorably for the Company.
Loan Refinancings; Investments in Portfolio Entities. Subject to applicable law and the conditions of the Company's co-investment exemptive relief, the Company is likely to seek to participate in investments relating to (i) the refinancing or modifications of loan investments or portfolios held or proposed to be acquired by certain other Blackstone Clients (including predecessor funds of the other BREDS vehicles), and other Blackstone Clients (including successor funds of the other BREDS vehicles) may refinance a loan currently held by the Company and/or (ii) Portfolio Entities of one or more other Blackstone Clients, including primary or secondary issuances of loans or other interests by such Portfolio Entities. Such transactions will give rise to potential or actual conflicts of interest, in addition to the risks inherent to such transactions generally. For example, if the Company, in accordance with applicable law and the conditions of the Company's co-investment exemptive relief, refinances a loan held by another Blackstone Client (or vice versa) and thereafter the asset yields a different return than expected, the refinancing party (and/or the original party to the loan) may ultimately benefit from (or be harmed by) the refinancing. Additionally, in the event another Blackstone Client has committed to refinance a loan held by the Company but ultimately fails to consummate the transaction, it may be difficult for the Company to find another party to refinance the loan and the Company may need to hold the loan for a longer period than originally contemplated.

Syndication; Warehousing. Blackstone, other Blackstone Clients that are not affiliated persons of the Company, managed accounts, other Blackstone Clients, joint venture partners, or affiliates or related parties of the foregoing could, subject to the limitations in the 1940 Act, commit to or initially acquire an investment as principal and subsequently sell some or all of it to the Company, other Blackstone Clients or other third parties in an affiliate or related party transaction. Similarly, subject to the limitations in the 1940 Act, the Company may commit to or initially acquire an investment and subsequently syndicate, or sell some or all of it, to Blackstone, other Blackstone Clients that are not affiliated persons of the Company, managed accounts, the Adviser, other Blackstone Clients, co-investors, joint venture partners, or affiliates or related parties of the foregoing or other third parties (which may result from a determination by the Adviser that such person has the ability to add value to an investment in light of its relationships, experience, geographic location, market or industry knowledge, or other relevant attributes as determined by the Adviser), notwithstanding the availability of capital from the investors and other investors thereof or applicable credit facilities. If any such intended syndication is not ultimately consummated, Blackstone, the Company or the other party that initially acquires such portion will be expected to retain it, leading the Company or such other party having more of the investment initially intended to be syndicated than it would otherwise have had if such syndication had not initially been contemplated. For the avoidance of doubt, certain other Blackstone Clients participating in such investment will likely not take part in any such syndication in the same manner or to the same extent (if at all), or may participate in a syndication alongside the Company but at a different interest rate, due to legal, regulatory, accounting, administrative or other considerations.
The Adviser reserves the right to cause these transfers to be made at cost, or cost plus an interest rate or carrying cost charged from the time of acquisition to the time of transfer, notwithstanding that the fair market value of any such investments could have declined below or increased above cost from the date of acquisition to the time of such transfer. There can be no assurance that, in the case of estimated interest expense, there will be any subsequent adjustment in the case actual interest rates change during the period between drawdown and due date and/or if actual funding by a co-investor occurs prior to the actual due date (through which interest will have been calculated). The Adviser also has the ability to determine another methodology for pricing these transfers, including fair market value at the time of transfer. Also, the Adviser will, in certain circumstances, charge fees on these transfers to either or both of the parties to them. In respect of the Company, the Adviser or its affiliates will from time to time be permitted to retain any portion of an investment initially acquired by them with a view to syndication to co-investors or other potential purchasers to the extent such portion has not been syndicated after reasonable efforts to do so. Conflicts of interest are expected to arise in connection with these affiliate transactions, including with respect to timing, structuring, pricing and other terms. For example, the Adviser will have a conflict of interest when the Adviser receives fees, including carried interest, from another Blackstone Client acquiring from or transferring to the Company all or a portion of an investment.
Furthermore, the Adviser and its affiliates have the right to commit to or initially acquire a portion of an investment alongside the Company if it intends to syndicate such amounts to other Blackstone Clients or third parties (which may include one or more investors in other Blackstone Clients), and to retain such amounts not ultimately syndicated after having used reasonable efforts to syndicate. The equity committed/used in any such underwriting by the Adviser and its affiliates may come from Blackstone's own balance sheet and/or from one or more third parties that enter into arrangements with Blackstone with respect thereto, and may come from another Blackstone Client. In such circumstances, subject to applicable law and the conditions of the Company's co-investment exemptive relief, Blackstone will have the right to earn underwriting and/or syndication fees from the Company, the Portfolio Entity, or the purchasers of such equity, and the Company and the investors will not be entitled to share in or receive the benefit of any such underwriting and/or syndication fees. As a result, the Adviser may be incentivized to underwrite and/or syndicate amounts of equity in investments due to the right to earn fees not subject to offset in favor of the investors, even if the capital used to underwrite such amounts do not come entirely from the Blackstone's own balance sheet as described above, and Blackstone may share such fees with one or more third parties that commit to such equity investments and may charge purchasers of the equity fees and carried interest with respect thereto. See also "—Securities and Lending Activities" herein.
The Board of Trustees, in its sole discretion, will, as applicable, approve any transactions, subject to the limitations of the 1940 Act, in which a Blackstone broker-dealer acts as an underwriter or as broker for the Company only where the Board of Trustees believes in good faith that such transactions are appropriate for the Company and, by purchasing common shares in the Company, a shareholder consents to all such transactions, along with the other transactions involving conflicts of interest described herein, to the fullest extent permitted by law; provided that such consent waiver shall not be construed as a waiver of the shareholder's rights under federal securities laws or a consent to a violation of federal securities laws.

Allocation of Portfolios. Subject to applicable law and the conditions of the Company's co-investment exemptive relief, Blackstone will, in certain circumstances, have an opportunity to acquire a portfolio or pool of assets, securities and instruments that it determines should be divided and allocated among the Company and other Blackstone Clients. Such allocations generally would be based on Blackstone's assessment of the expected returns and risk profile of each of the assets. For example, some of the assets in a pool may have an opportunistic return profile, while others may have a lower return profile. Also, a pool may contain both debt and equity instruments that Blackstone determines should be allocated to different funds. There will likely be circumstances subject to applicable law and the conditions of the Company's co-investment exemptive relief in which the Adviser, the Company, managed accounts and other Blackstone Clients will sell assets in a single or related transactions to a buyer. In some cases that regard, the contractual purchase price paid to a seller or received from a buyer would be allocated among the multiple assets, securities and instruments in the pool, and therefore among the Company and other Blackstone Clients acquiring or selling any of the assets, securities and instruments, in accordance with the allocation of value in respect of the transaction (e.g., accounting, tax or different manner), although Blackstone could, in certain circumstances, allocate value to the Company and such other Blackstone Clients on a different basis. For example, a counterparty could utilize an allocation of value in the purchase or sale contract, though Blackstone could determine such allocation of value is not appropriate and should not be relied upon. Blackstone will generally rely upon internal analysis consistent with its valuation policies and procedures to determine the ultimate allocation of value, though it could also obtain third-party valuation reports. Regardless of the methodology for allocating value, Blackstone will have conflicting duties to the Company and other Blackstone Clients when they buy or sell assets together in a portfolio, including as a result of different financial incentives Blackstone has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that an investment of the Company will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such investment were acquired or sold independently rather than as a component of a portfolio shared with other Blackstone Clients. By acquiring an interest in the Company, each investor will be deemed to have acknowledged and consented to the existence or resolution of any such actual, apparent or potential conflicts related to allocation of portfolios and to have waived any claim with respect to any liability arising from the existence of any such conflict of interest to the fullest extent permitted by law; provided that such consent waiver shall not be construed as a waiver of the shareholder's rights under federal securities laws or a consent to a violation of federal securities laws.
Outsourcing. The Adviser is expected to outsource to third parties several of the services performed for the Company and/or its Portfolio Entities, including services (such as administrative, legal, accounting, tax, investment diligence (including sourcing), modeling and ongoing monitoring, preparing internal templates, memos, and similar materials in connection with the Adviser's analysis of investment opportunities, or other related services) that can be and/or historically have been performed in-house by the Adviser and its personnel. The fees, costs and expenses of such third-party service providers will, when consistent with the Investment Advisory Agreement, be borne by the Company as Company Expenses, even if the Adviser would have borne such amounts if such services had been performed in-house (which, for the avoidance of doubt, would be in addition to any fees borne by the Company as Company Expenses for similar services performed by the Adviser in-house in lieu of or alongside (and/or to supplement or monitor) such third parties, subject to the terms of the Investment Advisory Agreement). Outsourced services include certain services (such as fund administration, transactional legal advice, tax planning and other related services) that will, subject to the terms of the Investment Advisory Agreement, also be provided by the Adviser in-house at the Company's expense. From time to time, the Adviser will provide such services alongside (and/or supplement or monitor) a third-party service provider on the same matter or engagement and, in such cases, to the extent the Adviser's services are reimbursable under the Investment Advisory Agreement, the overall amount of Company Expenses borne directly or indirectly by the investors will be greater than would the case if only the Adviser or such third-party provided such services.
The decision to engage a third-party service provider and the terms (including economic terms) of such engagement will be made by the Adviser in its discretion, taking into account such factors as it deems relevant under the circumstances. Certain third-party service providers and/or their employees (and/or teams thereof) will dedicate substantially all of their business time to the Company, other Blackstone Clients, and/or their respective portfolio entities, while others will have other clients. In certain cases, third-party service providers and/or their employees (including part- or full-time secondees to Blackstone) will spend some or all of their time at Blackstone offices, have dedicated office space at Blackstone, have Blackstone-related e-mail addresses, receive administrative support from Blackstone personnel or participate in meetings and events for Blackstone personnel, even though they are not Blackstone employees or affiliates. This creates a conflict of interest because Blackstone will have an incentive to outsource services to third parties due to a number of factors, including because the fees, costs and expenses of such service providers will be borne by the Company as Company Expenses (with no reduction or offset to management fees) and retaining third parties will reduce the Company's internal overhead, compensation, benefits and costs for employees who would otherwise perform such services in-house. Such incentives likely exist even with respect to services where internal overhead, compensation, and benefits are chargeable to the Company.
In general, the involvement of third-party service providers presents a number of risks due to, among other factors, the Adviser's reduced control over the functions that are outsourced. In some cases, and subject to applicable law and contractual restrictions, third-party service providers are permitted to delegate all or a portion of their responsibilities relating to the Company and/or Portfolio Entities to other third parties (including to their affiliates). Any such delegation could further reduce the Adviser's control over the outsourced functions, and the Adviser would lack direct oversight over the party to whom the responsibilities are delegated.

A third-party service provider could face conflicts of interest in carrying out its responsibilities relating to the Adviser, the Company and/or Portfolio Entities, including (without limitation) in relation to the delegation of such responsibilities to other parties and the allocation of time, attention and resources to the Adviser, the Company and/or Portfolio Entities, as compared to the service provider's other clients. Third-party service providers could have incentives to carry out their responsibilities in a manner that does not advance the interests of the Company and/or Portfolio Entities and often have no fiduciary obligation to act in the best interest of the Adviser, the Company and/or Portfolio Entities. The Adviser has limited visibility into what conflicts of interest a third-party service provider might face and the extent to which any such conflicts impact the service provider's decision-making.
There can be no assurances that the Adviser will be able to identify, prevent or mitigate the risks of engaging third-party service providers (including the risk that such third-party service provider or its delegates will not perform the outsourced function with the same degree of skill, competence and efficiency as the Adviser would in the absence of an outsourcing arrangement). The Company could suffer adverse consequences from actions, errors or failures to act by such third parties or their delegates, and will have obligations, including indemnity obligations, and limited recourse against them.
Outsourcing and the use of internal service providers will not occur uniformly for all Blackstone managed vehicles and accounts and the expenses borne by such vehicles and accounts will vary. Accordingly, certain costs could be incurred by (or allocated to) the Company through the use of third- party (or internal) service providers that are not incurred by (or allocated to) certain other Blackstone Clients for similar services.
The Adviser could similarly determine, subject to applicable law, to outsource certain services to other Blackstone Clients, Portfolio Entities of the Company and/or other Blackstone Clients, investors and/or other Blackstone Clients and affiliates of Blackstone, or to any of their respective related parties. The risks and conflicts described above would similarly apply in such circumstances, and such circumstances would raise additional conflicts. See also "—Blackstone Affiliated Service Providers" and "—Portfolio Entity Service Providers and Vendors" herein.
Advisors, Consultants and Partners. The Adviser, its affiliates and their personnel and related parties engage and retain strategic advisors, consultants, senior advisors, operating advisors, industry experts, joint venture and other partners, professionals and market participants, any of whom might be current or former executives or other personnel of the Adviser, its affiliates or Portfolio Entities of the Company or other Blackstone Clients (collectively, "Consultants"), to provide a variety of services. Similarly, the Company, other Blackstone Clients and their Portfolio Entities retain and pay compensation to Consultants to provide services, or to undertake a build-up strategy to originate, acquire and develop assets and businesses in a particular sector or involving a particular strategy. Any amounts paid by the Company or a Portfolio Entity to Consultants in connection with the above services, including cash fees, profits or equity interests in a Portfolio Entity, discretionary bonus awards, performance-based compensation (e.g., promote), retainers and expense reimbursements, will be treated as Company Expenses or expenses of the Portfolio Entity, as the case may be, and will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by the Adviser, be chargeable to the Adviser or deemed paid to or received by the Adviser. Amounts charged by unaffiliated Consultants will not necessarily be confirmed as being comparable to market rates for such services. In certain cases, Consultants will receive intangible and other benefits resulting from their activities on behalf of the Company, including access to privileged information regarding the client's Portfolio Entities and possible future deal origination to the extent applicable with clients or other Blackstone Clients. For example, in the same way that executives from Portfolio Entities of other Blackstone Clients may provide insight and/or deal origination for the benefit of the Company, the work performed by the executives of the Company's Portfolio Entities may benefit Consultants and/or other Blackstone Clients. Also, subject to applicable law and the conditions of the Company's co-investment exemptive relief, Consultants (including for this purpose strategic investors described in "—Syndication; Warehousing") often co-invest alongside the Company in Portfolio Entities and investments, participate in long-term incentive plans of a Portfolio Entity, and invest directly in the Company or in vehicles controlled by the Company, with carried interest (where permitted by applicable law), including after the termination of their engagement by or other status with Blackstone. Consultants' benefits described in this paragraph will, in certain circumstances continue after termination of status as a Consultant. In certain cases, these Consultants will receive intangible and other benefits resulting from their activities on behalf of the Company.

The time, dedication, nature of the relationship and scope of work of a Consultant varies considerably. In some cases, a Consultant advises the Adviser on transactions, provides the Adviser with industry-specific insights and feedback on investment themes, assists in transaction due diligence, and makes introductions to, and provides reference checks on, management teams. In other cases, Consultants take on more extensive roles, including serving as executives or directors on the boards of Portfolio Entities and contributing to the identification and origination of new investment opportunities. The Company may rely on these Consultants to recommend the Adviser and Company as a preferred investment partner and carry out its investment program, but there is no assurance that any Consultant will continue to be involved with the Company for any length of time. The Adviser and Company can be expected to have formal or informal arrangements with Consultants that may or may not have termination options and may include compensation, no compensation, or deferred compensation until occurrence of a future event, such as commencement of a formal engagement. In certain cases, Consultants have certain attributes of Blackstone "employees" (e.g., they can be expected to have dedicated offices (and, potentially, have dedicated office space) at Blackstone, receive administrative support from Blackstone personnel, participate in general meetings and events for Blackstone personnel or work on Blackstone matters as their primary or sole business activity, have Blackstone-related e-mail addresses or business cards and participate in certain benefit arrangements typically reserved for Blackstone employees), even though they are not Blackstone employees, affiliates or personnel for purposes of the 1940 Act and the Investment Advisory Agreement, and their salary and related expenses are paid by the Company as Company Expenses or by Portfolio Entities without any reduction or offset to other expenses of the Company. Some Consultants work only for the Company and its Portfolio Entities, while other Consultants may have other clients, including other Blackstone Clients as described below. In particular, in some cases, Consultants, including those with a "Senior Advisor" title, have been and will be engaged with the responsibility to source, diligence and recommend transactions to the Adviser potentially on a full time and/or exclusive basis and, notwithstanding any overlap with the responsibilities of the Adviser under the 1940 Act, the compensation to such Consultants may be borne fully by the Company and/or Portfolio Entities (with no reduction or offset to other expenses of the Company) and not the Adviser. Consultants could have conflicts of interest between their work for the Company and its Portfolio Entities, on the one hand, and themselves or other Blackstone Clients, on the other hand, and the Adviser is limited in its ability to monitor and mitigate these conflicts. Additionally, Consultants could provide services on behalf of both the Company and other Blackstone Clients, and any work performed by Consultants retained on behalf of the Company could benefit such other Blackstone Clients (and alternatively, work performed by Consultants on behalf of other Blackstone Clients could benefit the Company), and the Adviser shall have no obligation to allocate any portion of the costs to be borne by the Company in respect of such Consultant's work on behalf of the Company to such other Blackstone Client.
In addition, the Company will, in certain circumstances, enter into an arrangement from time to time with one or more individuals (who may be former personnel of Blackstone or current or former personnel of Portfolio Entities of the Company or other Blackstone Clients, may have experience or capability in sourcing or managing investments, and may form a management team) to undertake a new business line or a build-up strategy to acquire and develop assets and businesses in a particular sector or involving a particular strategy. The services provided by such individuals or relevant Portfolio Entity, as the case may be, could include origination or sourcing, due diligence, evaluation, negotiation, servicing, development, management (including turnaround) and disposition. The unaffiliated individuals or relevant portfolio company could be compensated with a salary and equity incentive plan, including a portion of profits derived from the Company or a portfolio company or asset of the Company (which, to the extent permitted by applicable law and/or any applicable SEC-granted exemptive order or no-action relief, can take the form of a management fee and/or profits allocation (whether paid directly to such unaffiliated individuals or to an entity controlled by such individuals)), or other long-term incentive plans. Compensation could be based on assets under management and/or a waterfall similar to a carried interest or other similar metrics. The professionals at such platform company, which in certain circumstances can be expected to include former employees of or current or former senior advisors or consultants to Blackstone, the Adviser, its affiliates and/or Portfolio Entities of other Blackstone Clients, can be expected to undertake analysis and evaluation of potential investment and acquisition opportunities for such platform company. Although the Adviser is generally responsible under the Investment Advisory Agreement and 1940 Act for certain overhead expenses and investment analysis associated with sourcing and managing investments, as well as compensation costs of the Adviser's investment professionals, the Company would, in such circumstances, invest capital to fund some or all of the costs of such platform companies, including costs related to the cost of overhead (including rent, utilities, benefits, salary or retainers for the individuals and/or their affiliated entities) and the sourcing, due diligence and analysis of investments, as well as the compensation for the individuals and/or entity undertaking the build-up strategy. The activities performed by investment professionals at platform companies will in certain cases be similar to the investment management activities performed by the Adviser's investment professionals in respect of the Company. In such cases, the Company will indirectly bear the compensation expenses for the platform companies' investment professionals. The Adviser could have an incentive to cause the Company to invest in platform companies in circumstances where such investments have the effect of reducing (or avoiding a need to increase) the number of investment professionals that the Adviser needs to employ in respect of the Company. Such expenses could be borne directly by the Company as Company Expenses (or broken deal expenses, if applicable) or indirectly through expenditures by a Portfolio Entity.
In addition, the Adviser could engage third parties as senior advisors (or another similar capacity) in order to advise it with respect to existing investments, specific investment opportunities, and economic and industry trends. Such senior advisors from time to time are permitted to receive reimbursement of reasonable related expenses by Portfolio Entities or the Company and could have the opportunity to invest in a portion of the assets available to the Company for investment which could be taken by the Adviser and its affiliates. If such senior advisors generate investment opportunities on the Company's behalf, such senior advisors could receive special additional fees or allocations comparable to those received by a third-party in an arm's length transaction and such additional fees or allocations would be borne fully by the Company and/or Portfolio Entities (with no reduction or offset to other expenses of the Company) and not the Adviser.

Blackstone has developed a strong network of relationships with investment owners, leading financial institutions, operating partners, senior business executives and government officials. These relationships provide market knowledge and form the backbone of its investment-sourcing network. Blackstone has, and expects to continue to have, a significant volume of deal flow. Primary sources of Blackstone transactions include:
•Relationships of individual Blackstone Senior Managing Directors and professionals;
•Major corporations, investment owners and operators with which Blackstone has worked in the past and that wish to divest assets or partner with Blackstone;
•Investment/commercial banks;
•Brokers/dealers; and
•Borrowers.
Minority Investments in Asset Management Firms. Blackstone and other Blackstone Clients, including Blackstone Strategic Capital Holdings ("BSCH") and its related parties, regularly make minority investments in alternative asset management firms that are not affiliated with Blackstone, the Company, other Blackstone Clients and their respective Portfolio Entities, and which may from time to time engage in similar investment transactions, including with respect to purchase and sale of investments, with these asset management firms and their sponsored funds and Portfolio Entities. Typically, the Blackstone related party with an interest in the asset management firm would be entitled to receive a share of carried interest/performance based incentive compensation and net fee income or revenue share generated by the various products, vehicles, funds and accounts managed by that third-party asset management firm that are included in the transaction or activities of the third-party asset management firm, or a subset of such activities such as transactions with a Blackstone related party. In addition, while such minority investments are generally structured so that Blackstone does not "control" such third-party asset management firms, Blackstone may nonetheless be afforded certain governance rights in relation to such investments (typically in the nature of "protective" rights, negative control rights or anti-dilution arrangements, as well as certain reporting and consultation rights) that afford Blackstone the ability to influence the firm. Although Blackstone and other Blackstone Clients, including BSCH, do not intend to control such third-party asset management firms, there can be no assurance that all third parties will similarly conclude that such investments are non-control investments or that, due to the provisions of the governing documents of such third-party asset management firms or the interpretation of applicable law or regulations, investments by Blackstone and other Blackstone Clients, including BSCH, will not be deemed to have control elements for certain contractual, regulatory or other purposes. Blackstone may, under certain circumstances, be in a position to influence the management and operations of such asset managers and the existence of its economic/revenue sharing interest therein may give rise to conflicts of interest. Participation rights in a third-party asset management firm (or other similar business), negotiated governance arrangements and/or the interpretation of applicable law or regulations could expose the investments of the Company to claims by third parties in connection with such investments (as indirect owners of such asset management firms or similar businesses) that may have an adverse financial or reputational impact on the performance of the Company. Subject to applicable law and the conditions of the Company's co-investment exemptive relief, the Company, its affiliates and their respective Portfolio Entities may from time to time engage in transactions with, and buy and sell investments from, any such third-party asset managers and their sponsored funds and transactions and other commercial arrangements between such third-party asset managers. There can be no assurance that the terms of these transactions between parties related to Blackstone, on the one hand, and the Company and its Portfolio Entities, on the other hand, will be at arm's length or that Blackstone will not receive a benefit from such transactions, which can be expected to incentivize Blackstone to cause these transactions to occur. The Board of Trustees, in its sole discretion, will, as applicable, approve any transactions, subject to the limitations of the 1940 Act, in which a Blackstone broker-dealer acts as an underwriter or as broker for the Company only where the Board of Trustees believes in good faith that such transactions are appropriate for the Company and, by purchasing common shares in the Company, a shareholder consents to all such transactions, along with the other transactions involving conflicts of interest described herein, to the fullest extent permitted by law; provided that such consent waiver shall not be construed as a waiver of the shareholder's rights under federal securities laws or a consent to a violation of federal securities laws.

Blackstone Strategic Relationships. Blackstone has entered, and it can be expected that Blackstone in the future will enter, into both (i) strategic relationships with investors (and/or one or more of their respective affiliates) that involve an overall relationship with Blackstone (which will afford such investor special rights and benefits) that could (but is not required to) incorporate one or more strategies (including, but not limited to, a different sector and/or geographical focus within the same or a different Blackstone business unit) in addition to the Company's strategy and (ii) arrangements that involve an agreement or understanding to make an investment in or a capital commitment to (as applicable) the Company and one or more Other Clients, as applicable (which can include a subscription or capital commitment, as applicable, already made recently to another Other Client) (any such overall relationship and/or multi-fund arrangement in the foregoing (i) and (ii), a “Strategic Relationship”), with terms and conditions applicable solely to such investor and its investment in multiple Blackstone strategies that would not apply to any other investor’s investment in the Company. Investors will not receive a copy of any agreement memorializing such a Strategic Relationship program (even if in the form of a side letter) or receive any other disclosure or reporting of the terms of or existence of any Strategic Relationship and will be unable to elect in the "most-favored nations" election process (if any) any rights or benefits afforded through a Strategic Relationship (and, for the avoidance of doubt, it is not expected that the terms of, existence of or other information about any Strategic Relationship will be shared with the investors about any Strategic Relationship). Specific examples of such additional rights and benefits have included and can be expected to include, among others, specialized reporting, discounts on or reductions to and/or reimbursements or rebates of management fees or carried interest (as applicable), contribution payments to support minimum performance thresholds, secondment of personnel from the investor to Blackstone (or vice versa), rights to participate in the investment review and evaluation process, as well as priority rights or targeted amounts for co-investments alongside Blackstone vehicles (including, without limitation, preferential or favorable allocation of co-investment opportunity, and preferential terms and conditions related to co-investment or other participation in Blackstone vehicles (including any carried interest and/or management fees to be charged with respect thereto, preferential opportunities to provide financing, as well as any additional discounts, reductions, reimbursements or rebates thereof or other penalties that may result if certain target co-investment allocations or other conditions under such arrangements are not achieved)). For the avoidance of doubt, such examples are not exhaustive. Any co-investment that is part of a Strategic Relationship may include co-investment in investments made by the Company. A Strategic Relationship may also involve Blackstone or its affiliate contributing cash or other assets to support certain return targets with respect to an investment in one or more Other Clients through a Strategic Relationship, which investment returns may also be subject to additional incentive or other fees payable to Blackstone if satisfied in accordance with the terms of the Strategic Relationship program. Blackstone, including its personnel (including real estate personnel), may reserve the right to receive compensation from Strategic Relationships and be incentivized to allocate investment opportunities away from the Company to or source investment opportunities for Strategic Relationships. Strategic Relationships will in certain circumstances, result in fewer investment and/or co-investment opportunities (or reduced or no allocations) being made available to shareholders, subject to the 1940 Act. See also "—Additional Potential Conflicts of Interest with respect to Co-Investment; Strategic Relationships Involving Co-Investment" herein.

Related Financing Counterparties. The Adviser requests in the ordinary course proposals from lenders and other sources to provide financing to the Company and its Portfolio Entities. The Adviser takes into account various facts and circumstances it deems relevant in selecting financing sources, including whether a potential lender has expressed an interest in evaluating debt financing opportunities, whether a potential lender has a history of participating in debt financing opportunities generally and with Blackstone in particular, the size of the potential lender's loan amount, the timing of the relevant cash requirement, the availability of other sources of financing, the creditworthiness of the lender, whether the potential lender has demonstrated a long-term or continuing commitment to the success of Blackstone and its funds, and such other factors that Blackstone deems relevant under the circumstances. The cost of debt alone is not determinative.
Subject to applicable law and the conditions of the Company's co-investment exemptive relief, debt financing to the Company and its Portfolio Entities is expected to be provided, from time to time, by third parties, affiliates of investors, other Blackstone Clients (such as Blackstone Credit and Insurance Clients and the Blackstone Credit and Insurance funds) and investors therein, their Portfolio Entities and other parties with material relationships with Blackstone, such as shareholders of and lenders to Blackstone and lenders to other Blackstone Clients and their Portfolio Entities, as well as by Blackstone itself in accordance with the terms of the 1940 Act. Blackstone could have incentives to cause the Company and its Portfolio Entities to accept less favorable financing terms from an investor, other Blackstone Clients, their Portfolio Entities and investors, Blackstone and other parties with material relationships with Blackstone than it would from a third-party. The same concerns apply when any of these other parties invest in a more senior position in the capital structure of a Portfolio Entity than the Company, even if the form of the transaction is not a financing. In the case of a related party financing between the Company or its Portfolio Entities, on the one hand, and Blackstone, other Blackstone Clients or their Portfolio Entities, on the other hand, the Adviser could, but is not obligated to, rely on a third-party agent to confirm the terms offered by the counterparty are consistent with market terms, or the Adviser could instead rely on its own internal analysis taking into account various facts and circumstances deemed relevant by the Adviser, which the Adviser believes is often superior to third-party analysis given Blackstone's scale in the market. If, however, any of Blackstone, the Company, another Blackstone Client or any of their Portfolio Entities delegates to a third-party, such as another member of a financing syndicate or a joint venture partner, the negotiation of the terms of the financing, the transaction will be assumed to be conducted on an arms-length basis, even though the participation of the Blackstone related vehicle impacts the market terms and Blackstone may have influence on such third parties. For example, in the case of a loan extended to the Company or a Portfolio Entity by a financing syndicate in which another Blackstone Client has agreed to participate on terms negotiated by a third-party participant in the syndicate, it may have been necessary to offer better terms to the financing provider to fully subscribe the syndicate if the other Blackstone Client had not participated. Although Blackstone could rely on third parties to verify market terms, Blackstone may nonetheless have influence on such third parties. No assurance can be given that negotiating with a third-party, or verification of market terms by a third-party, will ensure that the Company and its Portfolio Entities receive market terms. It is also possible that the frequent participation of other Blackstone Clients in such syndicates could dampen interest among other potential financing providers, thereby lowering demand to participate in the syndicate and increasing the financing costs to the Company. The Adviser does not believe these effects are significant, but no assurance can be given to investors that these effects will not be significant in any circumstance.

Blackstone could cause actions adverse to the Company to be taken for the benefit of other Blackstone Clients that have made an investment more senior in the capital structure of a Portfolio Entity than the Company (e.g., provide financing to a Portfolio Entity, the equity of which is owned by the Company) and, vice versa, actions will, in certain circumstances, be taken for the benefit of the Company and its Portfolio Entities that are adverse to other Blackstone Clients. Blackstone typically seeks to implement procedures to mitigate conflicts of interest in these situations such as (i) a forbearance of rights, including some or all non-economic rights, by the Company or relevant other Blackstone Client (or their respective Portfolio Entities, as the case may be) by, for example, agreeing to follow the vote of a third-party in the same tranche of the capital structure, or otherwise deciding to recuse itself with respect to decisions on defaults, foreclosures, workouts, restructurings and other similar matters, (ii) causing the Company or relevant other Blackstone Client (or their respective Portfolio Entities, as the case may be) to hold only a non-controlling interest in any such Portfolio Entity, (iii) retaining a third-party loan servicer, administrative agent or other agent to make decisions on behalf of the Company or relevant other Blackstone Client (or their respective Portfolio Entities, as the case may be), or (iv) create groups of personnel within Blackstone separated by information barriers (which can be expected to be temporary and limited purpose in nature), each of which would advise one of the other Blackstone Clients that has a conflicting position with other Blackstone Clients. As an example, to the extent another Blackstone Client holds an interest in a loan or security that is different (including with respect to relative seniority) than those held by the Company or its Portfolio Entities, Blackstone may decline to exercise, or delegate to a third-party, certain control, foreclosure and other similar governance rights of the other Blackstone Client. In these cases, Blackstone would generally act on behalf of one of its clients, though the other client would generally retain certain control rights, such as the right to consent to certain actions taken by the trustee or administrative or other agent of the investment, including a release, waiver, forgiveness or reduction of any claim for principal or interest; extension of maturity date or due date of any payment of any principal or interest; release or substitution of any material collateral; release, waiver, termination or modification of any material provision of any guaranty or indemnity; subordination of any lien; and release, waiver or permission with respect to any covenants.
Where the Company has obtained such debt financing, it is anticipated that in a bankruptcy proceeding the Company's interests will likely be subordinated or otherwise adverse to the interests of other Blackstone Clients with ownership positions that are more senior to those of the Company. For example, another Blackstone Client that has provided debt financing to an investment of the Company may take actions for its benefit, particularly if the Company's investment is in financial distress, which adversely impacts the value of the Company's subordinated interests.
Although subject to applicable law other Blackstone Clients can be expected to provide financing to the Company and/or its Portfolio Entities, there can be no assurance that any other Blackstone Client will indeed provide any such financing with respect to any particular investment. Participation by other Blackstone Clients in some but not all financings of the Company and its Portfolio Entities may adversely impact the ability of the Company and its Portfolio Entities to obtain financing from third parties when other Blackstone Clients do not participate, as it may serve as a negative signal to market participants.
By purchasing shares with respect to the Company, each shareholder acknowledges these conflicts related to financing counterparties, acknowledges that these conflicts will not necessarily be resolved in favor of the Company, agrees that shareholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts, consents to all such transactions and arrangements to the fullest extent permitted by law, and waives any claim against the Adviser or its affiliates and releases each of them from any liability arising from the existence of any such conflict of interest; provided that such consent waiver shall not be construed as a waiver of the shareholder's rights under federal securities laws or a consent to a violation of federal securities laws.
Relationships with Portfolio Entities. Subject to applicable law and the conditions of the Company's co-investment exemptive relief, the Company's Portfolio Entities are or will be counterparties or participants in agreements, transactions or other arrangements with Portfolio Entities of other Blackstone Clients or Blackstone for the arranging, underwriting, syndication or refinancing of an investment or other services provided by such Portfolio Entities or other Blackstone Clients or Blackstone (including without limitation, loan modification or restructuring services, loan servicing, administrative services, loan/asset management fees, fees for monitoring and oversight of loans, advisory services, property/asset management services, and title insurance services) described above under "Other Blackstone Business Activities", that, although Blackstone determines to be consistent with the requirements of such funds' governing agreements, would not have otherwise been entered into but for the affiliation with Blackstone, and which involve fees and/or servicing payments to Blackstone-affiliated entities. In connection with such relationships, Blackstone may also make referrals and/or introductions to the Company or certain borrowers and/or issuers (which may result in financial incentives (including additional equity ownership) and/or milestones benefitting Blackstone that are tied or related to participation by such borrowers and/or issuers). The Company and the investors will not share in any fees or economics accruing to Blackstone as a result of these relationships and/or participation by such borrowers and/or issuers.
In addition, it is possible that certain Portfolio Entities of the other Blackstone Clients have an interest will compete with the Company for one or more investment opportunities.
With respect to transactions or agreements with Portfolio Entities, if unrelated officers of a Portfolio Entities have not yet been appointed, Blackstone may be negotiating and executing agreements between Blackstone or the Company on the one hand, and the Portfolio Entities, on the other hand, which could entail a conflict of interest in relation to efforts to enter into terms that are arm's length. Among the measures Blackstone may use to mitigate such conflicts is involving outside counsel to review and advise on such agreements and provide insights into commercially reasonable terms.

Transactions with Clients of BXCI. Blackstone Credit and Insurance ("BXCI") is the business segment of the credit and insurance asset management business unit of Blackstone that provides investment advisory services to insurers, including, among others, (i) Fidelity & Guaranty Life Insurance Company and certain of its affiliates ("FGL"), (ii) Everlake Life Insurance Company and certain of its affiliates ("Everlake"), (iii) certain subsidiaries of Corebridge Financial, Inc. ("Corebridge") and (iv) certain subsidiaries of Resolution Life Group Holdings Ltd. ("Resolution Life"). Certain of the insurers for which BXCI provides services have been, are, or may be in the future, owned, directly or indirectly, by Blackstone, the Company, or other Blackstone Clients, in whole or in part.
Actual or potential conflicts of interest will likely arise in relation to the funds, vehicles or accounts BXCI advises or sub-advises, including accounts where an insurer (including, without limitation, each of FGL, Everlake, Corebridge and Resolution Life) participates in investments directly and there is no separate vehicle controlled by Blackstone (collectively, "Blackstone Credit and Insurance Clients"). Blackstone Credit and Insurance Clients, subject to applicable law and the conditions of the Company's co-investment exemptive relief, will engage in a variety of activities, including participating in transactions related to the Company and/or its Portfolio Entities (e.g., as originators, co-originators, counterparties or otherwise). Blackstone Credit and Insurance Clients have invested and are expected to continue investing in other Blackstone Clients. Certain Blackstone Credit and Insurance Clients have investment objectives that overlap with those of the Company (and the Adviser has entered into sub-management agreements with BXCI to manage (for a fee, which such fees may be shared with BXCI) the assets of certain such Blackstone Credit and Insurance Clients with respect to real estate-related debt investments) or its Portfolio Entities (and for regulatory reasons certain Blackstone Credit and Insurance Clients are required to own whole loans when making debt investments), and such Blackstone Credit and Insurance Clients may invest alongside (or in lieu of) the Company or such Portfolio Entities in certain investments, which will reduce the investment opportunities otherwise available to the Company or such Portfolio Entities. Other transactions in which Blackstone Credit and Insurance Clients will participate include, without limitation, investments in debt or other securities issued by other Blackstone Clients and/or Portfolio Entities or other forms of financing to other Blackstone Clients and/or Portfolio Entities (including special purpose vehicles established by the Company or such Portfolio Entities) (see "—Investments in Which Other Blackstone Clients have a Different Principal Investment Generally" herein). When investing alongside the Company or its Portfolio Entities or in other transactions related to the Company or its Portfolio Entities, Blackstone Credit and Insurance Clients have the ability to invest or divest at the same time or on the same terms as the Company or its Portfolio Entities, but are not required to do so. Subject to applicable law, the Company and its Portfolio Entities can engage certain Blackstone Credit and Insurance Clients (including, but not limited to, Everlake, Corebridge and Resolution Life), other Blackstone Clients or portfolio entities of the foregoing to provide certain operational, administrative, ceding, fronting, origination and other insurance-related services for a fee or commission. Such fees or commissions are expected to benefit Blackstone, such Blackstone Credit and Insurance Clients, other Blackstone Clients or portfolio entities of the foregoing, as applicable, and the fees and commissions attributable to such services will not be shared with the Company, its Portfolio Entities or the investors. In order to seek to mitigate any potential conflicts of interest with respect to such transactions (or other transactions involving Blackstone Credit and Insurance Clients), Blackstone reserves the right in its sole discretion, to involve independent members of the board of a Portfolio Entity or a third-party stakeholder in the transaction to negotiate price and terms on behalf of the Blackstone Credit and Insurance Clients or otherwise cause the Blackstone Credit and Insurance Clients to "follow the vote" thereof, and/or cause an independent client representative or other third-party to approve the investment or otherwise represent the interests of one or more of the parties to the transaction. In addition, Blackstone reserves the right to limit the percentage interest of the Blackstone Credit and Insurance Clients participating in such transaction, or obtain appropriate price quotes or other benchmarks, or, alternatively, a third-party price opinion or other document to support the reasonableness of the price and terms of the transaction. BXCI will also, from time to time, require the applicable Blackstone Credit and Insurance Clients participating in a transaction to consent thereto. There can be no assurance that any such measures or other measures that could be implemented by Blackstone will be effective at mitigating any actual or potential conflicts of interest.

Transactions with Portfolio Entities. Blackstone and Portfolio Entities of the Company and other Blackstone Clients operate in multiple industries, including the real estate related information technology industry, and provide products and services to or otherwise contract with the Company and its Portfolio Entities, among others. In connection with any such operations, Blackstone and other Blackstone Clients and their respective Portfolio Entities and personnel and related parties of the foregoing can be expected to make referrals or introductions to the Company or its Portfolio Entities in an effort, in part, to increase the customer base of such companies or businesses or because such referrals or introductions will, in certain circumstances, result in financial benefits, such as cash payments, additional equity ownership, participation in revenue share, accruing to the party making the introduction. Furthermore, such introductions or referrals may involve the transfer of certain personnel or employees among Blackstone and Portfolio Entities of the Company and other Blackstone Clients which may result in a termination fee or similar payments being due and payable from one such entity to another. In the alternative, Blackstone may form a joint venture (or other business relationship) with such a Portfolio Entity to implement such arrangements, pursuant to which the joint venture or business provides services (including, without limitation, corporate support services, loan management services, management services, operational services, ongoing account services (e.g., interacting and coordinating with banks generally and with regard to their know-your-client requirements), risk management services, data services, consulting services, brokerage services, sustainability and claim energy consulting services, insurance procurement, placement, brokerage and consulting services, and other services) to such Portfolio Entities that are referred to the joint venture or business by Blackstone). Such referrals may be made by Blackstone in an effort, in part, to increase the customer base of such companies or businesses (and therefore the value of the investment held by the Company or other Blackstone Clients) or because such referrals or introductions will, in certain circumstances, result in financial benefits, such as cash payments, tax credits, additional equity ownership, or participation in revenue share and/or milestones benefitting the referring or introducing party that are tied or related to participation by the Portfolio Entities of the Company and/or of other Blackstone Clients, accruing to the party making the introduction (e.g., personnel of Blackstone, including the Adviser's investment professionals). Such joint venture or business could use data obtained from such Portfolio Entities (see "—Data" and "—Data Services" herein). The Company and the investors typically will not share in any fees, economics, equity or other benefits accruing to Blackstone, other Blackstone Clients and their Portfolio Entities as a result of the introduction of the Company and its Portfolio Entities. There may, however, be instances in which the applicable arrangements provide that the Company or its Portfolio Entities share in some or all of any resulting financial incentives (including, in some cases, cash payments, tax credits, additional equity ownership, participation in revenue share and/or milestones) based on structures and allocation methodologies determined in the sole discretion of Blackstone. Conversely, subject to applicable law where the Company or one of its Portfolio Entities is the referring or introducing party, rather than receiving all of the financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) for similar types of referrals and/or introductions, such financial incentives (including, in some cases, cash payments, tax credits, additional equity ownership, participation in revenue share and/or milestones) may be similarly shared with the participating other Blackstone Clients or their respective Portfolio Entities.
Blackstone has also entered into certain investment management arrangements whereby it provides investment management services for compensation to insurance companies, including (i) FGL and certain of its affiliates, (ii) Everlake and certain of its affiliates and (iii) certain subsidiaries of Corebridge. As of the date of this Annual Report, Blackstone owns a minority equity interest in the parent company of Everlake and Blackstone Clients own the remaining equity interest in the parent company of Everlake, and Blackstone owns a minority equity interest in the parent company of Corebridge. The foregoing insurance company investment management arrangements will involve investments by such insurance company clients across a variety of asset classes (including investments that could otherwise be appropriate for the Company). As a result, in addition to the compensation Blackstone receives for providing investment management services to insurance companies in which Blackstone or an Other Client owns an interest, in certain instances Blackstone receives additional compensation in its capacity as an indirect owner of such insurance companies and/or Other Clients. In the future Blackstone will likely enter into similar arrangements with other Portfolio Entities of the Company, Other Clients or other insurance companies. Such arrangements have the potential to reduce the allocations of investments to the Company, and Blackstone could be incentivized to allocate investments away from the Company to such insurance company client under such investment management arrangements or other vehicles/accounts to the extent the economic arrangements related thereto are more favorable to Blackstone relative to the terms of the Company.
By acquiring an interest in the Company, each investor will be deemed to have acknowledged and consented to the existence or resolution of any such actual, apparent or potential conflict of interest related to Portfolio Entity transactions and to have waived any claim with respect to any liability arising from the existence of any such conflict of interest to the fullest extent permitted by law; provided that such consent waiver shall not be construed as a waiver of the shareholder's rights under federal securities laws or a consent to a violation of federal securities laws.

Restrictive Covenants; Restrictions on Company Activities. Subject to applicable law and the conditions of the Company's co-investment exemptive relief, Blackstone, the Company, other Blackstone Clients, joint venture partners and/or their respective Portfolio Entities and affiliates can be expected to enter into covenants that restrict or otherwise limit the ability of Blackstone, the Company, other Blackstone Clients, joint venture partners and/or their respective Portfolio Entities and affiliates to make investments in, or otherwise engage in, certain businesses or activities. For example, other Blackstone Clients could have granted exclusivity to a joint venture partner that limits the Company and other Blackstone Clients from owning assets within a certain distance of any of the joint venture's assets. Blackstone, the Company, another Blackstone Client, a joint venture partner and/or their respective Portfolio Entities and affiliates could have entered into a non-compete agreement or other undertaking in connection with a purchase, sale or other transaction, including, without limitation, that Blackstone, the Company, other Blackstone Clients, joint venture partners and/or their respective Portfolio Entities and affiliates will not make investments or otherwise engage in any business or activity if such investment, business or activity could adversely affect or materially delay obtaining regulatory or other approvals in connection with any such purchase, sale or other transaction. These types of restrictions may negatively impact the ability of the Company to implement its investment program.
Diverse Investor Group. The combined investors have conflicting investment, tax and other interests with respect to their investments in the Company and with respect to the interests of investors in other investment vehicles managed or advised by Blackstone that participate in the same investments as the Company. The conflicting interests of the Company and other investors relate to, among other things, the nature, structuring, financing, tax profile and timing of disposition of investments. The Adviser will, in certain circumstances, as a result have conflicts in making these decisions, which can be expected to be more beneficial for one or more (but not all) investors than for other investors. Moreover, certain investors will be other Blackstone Clients, and the Adviser may be incentivized to prioritize the interests of such investors over the interests of other investors. In addition, the Company can be expected to make investments that will, in certain circumstances, have a negative impact on related investments made by the investors in separate transactions. In selecting and structuring investments appropriate for the Company, the Adviser will consider the investment and tax objectives of the Company and its investors as a whole (and those of investors in other Blackstone Clients that participate in the same investments as the Company), and not the investment, tax or other objectives of any investor individually. As a result of disparate tax considerations applicable to certain investors in the Company and other Blackstone Clients, but not other investors therein, not all such investors will participate in investments through the same investment structures and vehicles, and the securities indirectly held by such investors (or consideration ultimately distributed to such investors) may differ as a result of the foregoing, and there can be no assurance that the foregoing considerations will not impact (positively or negatively) the returns achieved by any investor, as compared to other investors.
Investors can be expected to also include affiliates of Blackstone, such as other Blackstone Clients, affiliates of Portfolio Entities of the Company or other Blackstone Clients, charities or foundations associated with Blackstone personnel, founders, entrepreneurs, executives and current or former Blackstone personnel, Blackstone's senior advisors and operating partners, and any such affiliates, funds or persons can be expected to also invest in the Company. In addition, conflicts of interest will, in certain circumstances, arise in dealing with any such investors, and while such affiliated investors and/or the Company will seek to address such conflicts of interest, there can be no assurance that the conflicts of interest described above will be resolved in favor of the Company or other investors. Some of the foregoing Blackstone related parties are sponsors of feeder vehicles that could invest in the Company as investors. The Blackstone related sponsors of feeder vehicles generally charge their investors additional fees, including performance-based fees, which could provide Blackstone current income and increase the value of its ownership position in them. Blackstone will therefore have incentives to refer potential investors to these feeder vehicles. All of these Blackstone related investors will have equivalent rights to vote and withhold consents as nonrelated investors, unless otherwise provided by the terms of the 1940 Act. Nonetheless, Blackstone may have the ability to influence, directly or indirectly, these Blackstone related investors.
It is also possible that the Company or the Company's Portfolio Entities will, in certain circumstances, be counterparties (such counterparties dealt with on an arm's length basis) or participants in agreements, transactions or other arrangements with an investor or its affiliates (which may occur in connection with such investor or its affiliates making a capital commitment to the Company or other Blackstone Clients), including with respect to one or more investments (or types of investments). Such arrangements may take the form of direct transactions with an investor or its affiliates and/or may include indirect transactions and arrangement with other counterparties in which such investor or its affiliates hold an interest (whether minority or controlling). Such transactions, to the extent permitted by applicable law, may include agreements to pay performance fees to an unaffiliated management team and other related persons in connection with the Company's investment therein, which will reduce the Company's returns and will not necessarily be subordinated to the return of the investors' investment. Such investors described in the previous sentences can be expected to therefore have different information about Blackstone than investors not similarly positioned. In addition, conflicts of interest will, in certain circumstances, arise in dealing with any such investors (or the counterparties in which any such investors hold an interest), and the Adviser and its affiliates may be motivated to enter into agreements, transactions or arrangements with investors or their respective affiliates in order to secure capital from investors for the Company or other Blackstone Clients and may otherwise be motivated by factors other than the interests of the Company. See also "—Other Blackstone Business Activities" herein. In addition, investment banks or other financial institutions, as well as Blackstone personnel, may also be investors. These institutions and personnel are a potential source of information and ideas that could benefit the Company, and can be expected to receive information about the Company and its Portfolio Entities in their capacity as a service provider or vendor to the Company and its Portfolio Entities.
Further, investors with different domiciles or tax categorizations could receive different investment returns or amounts of tax basis and/or pay different levels of expenses, e.g., based on tax savings or ownership of alternative investment vehicle, "blocker" or other structures used to facilitate their investments in, through or below the Company.

Affiliated Investors. By virtue of their affiliation with the Adviser, certain investors will have more information about the Company and investments than other investors and will have access to information (including, but not limited to, valuation reports) in advance of communication to other investors. Additionally, in case of an investor that is an other Blackstone Client with its own underlying investors, such underlying investors may have received preferential or different terms in connection with their investment in such other Blackstone Client (including, but not limited to, liquidity rights) as compared to the other investors. While such affiliated investors and/or the Company will seek to adopt policies and procedures to address such conflicts of interest, there can be no assurance that the conflicts of interest described above will be resolved in favor of the Company or other investors.
Investors' Outside Activities. An investor shall be entitled to and can be expected to have business interests and engage in activities in addition to those relating to the Company, including business interests and activities in direct competition with the Company and its Portfolio Entities, and may engage in transactions with, and provide services to, the Company or its Portfolio Entities (which will, in certain circumstances, include providing leverage or other financing to the Company or its Portfolio Entities as determined by the Adviser in its sole discretion). None of the Company, any investor or any other person shall have any rights in any business ventures of any investor. The investor, and in certain cases the Adviser, will have conflicting loyalties in these situations.
Insurance. Subject to applicable law and the conditions of the Company's co-investment exemptive relief, the Company will purchase or bear premiums, fees, costs and expenses (including any expenses or fees of insurance brokers) to insure the Company, Portfolio Entities, the Adviser, Blackstone and their respective directors, officers, employees, agents, Independent Client Representative (if any) and representatives, and members of the other indemnified parties (and in certain circumstances, such person's agents and representatives), against liability in connection with the activities of the Company. This includes a portion of any premiums, fees, costs and expenses for one or more "umbrella", group or other insurance policies maintained by Blackstone that cover one or more of the Company and other Blackstone Clients, the Adviser and/or Blackstone (including their respective directors, officers, employees, agents and representatives, will make judgments about the allocation of premiums, fees, costs and expenses for such "umbrella," group or other insurance policies among one or more of the Company and other Blackstone Clients, the Adviser and/or Blackstone on a fair and reasonable basis, in its sole discretion, and may make corrective allocations should it determine subsequently that such corrections are necessary or advisable.
Similarly, subject to applicable law, the Company and its Portfolio Entities may enter into arrangements with other Blackstone Clients and their respective Portfolio Entities whereby insurance is procured as a group where the insurance provider may charge lower premiums to the group than it would on an individual basis. In such event, the obligation to pay the premiums on such group policies may be allocated in accordance with the relative values of the respective entities that are insured by such policies (or other factors that Blackstone may reasonably determine).
In respect of such insurance arrangements, Blackstone may make corrective allocations from time to time should it determine subsequently that such adjustments are appropriate. There can be no assurance that different allocations or arrangements than those implemented by Blackstone as provided above would not result in the Company and its Portfolio Entities bearing less (or more) premiums, deductibles, fees, costs and expenses for insurance policies.
Additional Potential Conflicts of Interest. The officers, directors, members, managers and personnel of the Adviser can be expected to trade in securities, including the securities of the Company's Portfolio Entities and Portfolio Entities of other Blackstone Clients, and make personal investments for their own accounts, subject to restrictions and reporting requirements as required by law and Blackstone policies or as otherwise determined by the Adviser. Such personal securities transactions and investments will, in certain circumstances, result in conflicts of interest, including to the extent they relate to (i) a company in which the Company holds or acquires an interest (either directly through a privately negotiated investment or indirectly through the purchase of securities or other traded instruments related thereto) and (ii) entities that have interests which are adverse to those of the Company or pursue similar investment opportunities as the Company. In addition, as a consequence of Blackstone's status as a public company, the officers, directors, members, managers and personnel of the Adviser can be expected to take into account certain considerations and other factors in connection with the management of the business and affairs of the Company and its affiliates that would not necessarily be taken into account if Blackstone were not a public company. The directors of Blackstone have fiduciary duties to Blackstone Inc. that may have the potential to conflict with their duties to the Company. Finally, although Blackstone believes its positive reputation in the marketplace provides benefit to the Company and other Blackstone Clients, the Adviser could decline to undertake investment activity or transact with a counterparty on behalf of the Company for reputational reasons, and this decision could result in the Company foregoing a profit or suffering a loss. See also "—Outside Activities of Principals and Other Personnel and their Related Parties" above.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
As an externally managed company, the Company's day-to-day operations are managed by its Adviser and executive officers under the oversight of the Company's board of directors. The executive officers are senior Blackstone Real Estate professionals and the Adviser is a subsidiary of Blackstone. As such, the Company is reliant on Blackstone for assessing, identifying and managing material risks to the Company's business from cybersecurity threats. Below are details Blackstone has provided to the Company regarding Blackstone's cybersecurity program that is relevant to the Company.
Blackstone maintains a comprehensive cybersecurity program, including policies and procedures designed to protect its systems, operations, and the data utilized and entrusted to it, including by the Company, and the Adviser, from anticipated threats or hazards. Blackstone utilizes a variety of protective measures as a part of its cybersecurity program. These measures include, where appropriate, physical and digital access controls, patch management, identity verification and mobile device management software, new hire and annual employee cybersecurity awareness and best practices training programs, security baselines and tools to report anomalous activity, and monitoring of data usage, hardware and software.
Blackstone tests its cybersecurity defenses regularly through automated and manual vulnerability scanning, to identify and remediate critical vulnerabilities. In addition, it conducts annual "white hat" penetration tests to validate its security posture. Blackstone internally examines its cybersecurity program on an annual basis and conducts a third-party review every two to three years to evaluate its effectiveness, in part by considering industry standards and established frameworks, such as the National Institute of Standards and Technology and Center for Internet Security, as guidelines. Further, Blackstone engages in annual cybersecurity incident tabletop exercises and scenario planning exercises involving hypothetical cybersecurity incidents to test its cybersecurity incident response processes. Blackstone's Chief Security Officer ("CSO"), and members of Blackstone's senior management, Legal and Compliance, Technology and Innovations ("BXTI"), and Global Corporate Affairs participate in these exercises. Learnings from these tabletop exercises and any events Blackstone experiences are reviewed, discussed, and incorporated into its cybersecurity incident response processes, as appropriate.
In addition to Blackstone's internal exercises to test aspects of its cybersecurity program, Blackstone periodically engages independent third parties to analyze data on the interactions of users of Blackstone information technology resources, including Blackstone employees, and conduct penetration tests and scanning exercises to assess the performance of Blackstone's cybersecurity systems and processes.
Blackstone has a comprehensive Security Incident Response Plan (the "IRP"), designed to inform the proper escalation (including, as appropriate, to the executive officers and other representatives of the Adviser or its affiliates) of non-routine suspected or confirmed information security or cybersecurity events based on the expected risk an event presents. As appropriate, a Security Incident Response Team composed of individuals from several internal technical and managerial functions may be formed to investigate and remediate the event and determine the extent of external advisor support required, including from external counsel, forensic investigators, and/or law enforcement. The IRP sets out ongoing monitoring or remediation actions to be taken after resolution of an incident. The IRP is reviewed at least annually by members of BXTI and Legal and Compliance.
Blackstone maintains a formal cybersecurity risk management process and cybersecurity risk register, designed to identify, track and treat cybersecurity risks at the firm, and integrates these processes into the firm's overall risk management practices described above. Blackstone's CSO periodically discusses and reviews cybersecurity risks and related mitigants with its enterprise risk committee and incorporates relevant cybersecurity risk updates and metrics in the semi-annual enterprise-wide risk management report.
Blackstone has a process designed to assess the cybersecurity risks associated with the engagement of third-party vendors, including those of companies externally managed by Blackstone. This assessment is conducted on the basis of, among other factors, the types of services provided and the extent and type of Blackstone data accessed or processed by a third-party vendor. On the basis of its preliminary risk assessment of a third-party vendor, Blackstone may conduct further cybersecurity reviews or request remediation of, or contractual protections related to, any actual or potential identified cybersecurity risks. In addition, where appropriate, Blackstone seeks to include in its contractual arrangements with certain of its third-party vendors provisions addressing its requirements and industry best practices with respect to data and cybersecurity, as well as the right to assess, monitor, audit and test such vendors' cybersecurity programs and practices. Blackstone also utilizes a number of digital controls, which are reviewed at least annually, to monitor and manage third-party access to its internal systems and data. For a discussion of how risks from cybersecurity threats affect the Company's business, and the reliance on Blackstone in managing these risks, see "Part 1. Item 1A. Risk Factors – Risks Related to the Company – Cybersecurity risks and data protection could result in the loss of data, interruptions in its business, damage to the Company's reputation, and subject the Company to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on its business and results of operations" in this Annual Report.

Cybersecurity Governance
Blackstone has a dedicated cybersecurity team, led by Blackstone's CSO, who works closely with Blackstone senior management, including Blackstone's Chief Technology Officer ("CTO"), to develop and advance the firm's cybersecurity program and strategy, which applies to the Company.
Blackstone's CSO and CTO have extensive experience in cybersecurity and technology, respectively. Blackstone's CSO is a Senior Managing Director in BXTI and is responsible for all aspects of cyber and physical security across Blackstone. He has over 24 years of information security, technology and engineering experience, including having previously led the international security organization at a large credit bureau.
Blackstone's CTO is a Senior Managing Director and the head of BXTI. The CTO has over 23 years of information security, technology and engineering experience, including having previously served as the Chief Technology and Chief Innovation Officer at a large financial institution. Blackstone's CTO is responsible for all aspects of technology across Blackstone, advises Blackstone's investment teams and acts as a resource to Blackstone portfolio companies, and externally managed companies, such as the Company, on technology-related matters.
BXTI conducts periodic cybersecurity risk assessments, including assessments or audits of third-party vendors, and assists with the management and mitigation of identified cybersecurity risks. The CSO and CTO are responsible for the review of Blackstone's cybersecurity framework annually as well as on an event driven basis as necessary. The CSO and CTO also review the scope of Blackstone's cybersecurity measures periodically, including in the event of a change in business practices that may implicate the security or integrity of Blackstone's information and systems.
The Company's board of directors is responsible for understanding the primary risks to its business. The audit committee of the board of directors is responsible for reviewing the Company's and its Adviser's IT security controls with management and evaluating the adequacy of the Company's and its Adviser's IT security program, compliance and controls with management.
Blackstone's CSO or designee reports to both the Company's executive officers as well as its board of directors or the audit committee annually on cybersecurity matters, including risks facing the Company and the Company's Adviser and, as applicable, certain incidents. In addition to such annual reports, the Company's board of directors or audit committee receive periodic updates from Blackstone on the primary cybersecurity risks facing the Company and its Adviser and the measures the Company and its Adviser are taking to mitigate such risks, as well as on changes to the Company and its Adviser's cybersecurity risk profile or certain newly identified risks.
ITEM 2. PROPERTIES
The Company's headquarters are located at 345 Park Avenue, New York, NY 10154 and are provided by the Adviser. The Company believes that the office facilities are suitable and adequate for its business as it is contemplated to be conducted.
ITEM 3. LEGAL PROCEEDINGS
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The year ended December 31, 2025, represents the period from May 1, 2025 (commencement of operations) to December 31, 2025.
Share Issuances
The Company conducts a continuous private offering of Common Shares. The Company's Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for the common stock.
Holders
As of February 27, 2026, there were three holders of record of the Company's Common Shares.
NAV Per Share
The Company expects to determine its NAV each month as of the last day of each calendar month. The NAV per share is determined by dividing the value of (i) total assets minus liabilities by (ii) the total number of Common Shares outstanding at the date as of which the determination is made. The following table presents the monthly NAV per share since the Company's inception through December 31, 2025:

For the Months Ended	NAV per Share
May 31, 2025	$25.09
June 30, 2025	$25.22
July 31, 2025	$25.50
August 31, 2025	$25.61
September 30, 2025	$25.77
October 31, 2025	$25.96
November 30, 2025	$26.01
December 31, 2025	$26.07

Distributions
The Company has declared distributions each month since its inception through the date of this Annual Report and expects to continue to pay monthly distributions. Any distributions the Company makes will be at the discretion of the Board, considering factors such as earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, the Company's distribution rates and payment frequency may vary from time to time.
The Company's Board has discretion as to the payment of distributions and such discretion will be directed, in substantial part, by its determination to cause the Company to comply with the RIC requirements. To maintain the Company's tax treatment as a RIC, it generally is required to make aggregate annual distributions to its shareholders of at least 90% of the sum of its investment company taxable income (as that term is defined in the Code, determined without regard to the deduction for dividends paid) and net tax-exempt income, if any. See "Part I. Item 1. Business—Material U.S. Federal Income Tax Considerations."

The following table presents the Company's distributions that were declared and payable for the year ended December 31, 2025 ($ in thousands, except per share amounts):

Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
May 30, 2025	May 31, 2025	June 27, 2025	$0.1302	$260
June 30, 2025	June 30, 2025	July 28, 2025	0.1359	1,196
July 31, 2025	July 31, 2025	August 27, 2025	0.1419	1,417
August 31, 2025	August 31, 2025	September 29, 2025	0.1541	2,022
September 30, 2025	September 30, 2025	October 27, 2025	0.1707	2,673
October 31, 2025	October 31, 2025	November 26, 2025	0.1718	4,290
November 30, 2025	November 30, 2025	December 29, 2025	0.1785	4,870
December 31, 2025	December 31, 2025	January 27, 2026	0.1842	5,275
Total			$1.2673	$22,003

ITEM 6. RESERVED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to "Blackstone Private Real Estate Credit and Income Fund," "Company," "BREC," "we," "us," or "our" refer to Blackstone Private Real Estate Credit and Income Fund and its subsidiaries unless the context specifically requires otherwise. The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K for the period ended December 31, 2025. In addition to historical data, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which reflect the Company's current views with respect to, among other things, its business, operations and financial performance. Words such as "anticipates," "expects," "intends," "plans," "will," "may," "continues," "believes," "seeks," "estimates," "would," "could," "should," "targets," "projects," "outlook," "potential," "predicts" and variations of these words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to various risks, uncertainties and assumptions. The Company's actual results or outcomes may differ materially from those in this discussion and analysis as a result of various factors, including but not limited to those discussed in Item 1A., "Risk Factors" in this Annual Report on Form 10-K. The year ended December 31, 2025, represents the period from May 1, 2025 (commencement of operations) to December 31, 2025.
Overview
Blackstone Private Real Estate Credit and Income Fund ("BREC" or the "Company") is a Delaware statutory trust formed on October 14, 2024. The Company was formed to originate, acquire, finance and manage a portfolio consisting of a broad range of real estate-related investments in or relating to private and public debt, equity or other interests on a global basis, with a primary focus in the U.S. The Company may invest in, or originate, real estate-related debt and equity securities, including senior loans, mezzanine loans, subordinated debt, mortgage-backed securities ("MBS"), B-Notes, and collateralized loan obligations ("CLOs"). The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company is externally managed by Blackstone Real Estate Special Situations Advisors L.L.C. (the "Adviser"), a subsidiary of Blackstone Inc. ("Blackstone"), and intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). The year ended December 31, 2025, represents the period from May 1, 2025 (commencement of operations) to December 31, 2025.
Performance
The following table details the Company's total return:

December 31, 2025
Year-to-date total return(1)	9.5%
(1)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested) divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any. Return is calculated from May 1, 2025 (commencement of operations) through December 31, 2025, and is not annualized.

Portfolio Overview
During the year ended December 31, 2025, the Company originated or purchased $1.2 billion of loans and acquired $448.4 million of investments in debt securities. The Company generated net investment income of $26.3 million during the year ended December 31, 2025.
The following table details the composition of the Company's investments ($ in thousands):

	December 31, 2025
Type	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Outstanding Principal Balance(3)	Fair Value
Investments in loans
Senior loans	25	6.3%	9/25/2030	$941,847	$936,361
Mezzanine loans	7	8.7%	12/5/2030	240,200	240,200
Subtotal	32	6.8%	10/10/2030	1,182,047	1,176,561
Investments in debt securities
CMBS	43	6.7%	9/20/2043	322,401	269,324
RMBS	24	7.8%	3/31/2062	51,953	52,328
Corporate Debt	5	6.5%	5/2/2031	17,711	17,672
Interest-only securities	4	2.6%	6/27/2062	48,556	6,821
CLO	3	7.0%	5/2/2037	4,326	4,324
Term loans	1	7.4%	6/27/2031	1,281	1,287
Subtotal	80	6.8%	2/3/2046	446,228	351,756
Total investments	112	6.8%	4/20/2034	$1,628,275	$1,528,317
(1)For variable rate investments, which bear interest at a rate that is determined by reference to a benchmark index rate, primarily one‑month term Secured Overnight Financing Rate ("SOFR"), the interest rate includes SOFR and other index rates, as applicable, in effect for each investment as of December 31, 2025. In certain cases, the interest rate is reflective of interest rate floors.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument for investments in loans or rated final distribution date for investments in debt securities; however, investments may be repaid before such date.
(3)For interest-only securities, the outstanding principal balance represents the notional amount of such securities.
The charts below detail the sector types and the geographic location of properties securing the Company's investments in loans and debt securities, as of December 31, 2025:
Sector Diversification (1)(2)
Geographic Diversification (1)(2)
(1)Allocation determined based on the fair market value of the Company's investments in loans in debt securities.
(2)Assets with multiple components are proportioned into the relevant geographic region or collateral type based on the allocated value of each underlying collateral asset.

Portfolio Financing
The following table details the Company's secured debt ($ in thousands):

December 31, 2025
Secured credit facilities	$622,925
Asset-specific debt	197,203
Total secured debt	820,128
Deferred financing costs	(2,618)
Net book value of secured debt	$817,510
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
Secured Credit Facilities
The Company's secured credit facilities are generally in the form of master repurchase agreements and secured by certain of its investments in loans and debt securities. The following table details the Company's secured credit facilities ($ in thousands):

	December 31, 2025
	Borrowings			Collateral Pledged
Collateral Type	Weighted Average Rate(1)	Borrowings	Weighted Average Maturity(2)	Number of Positions Pledged	Collateral(3)	Weighted Average Maturity(4)
Investments in loans
Canadian Imperial Bank of Commerce	5.1%	$146,261	11/9/2030	1	$195,556	11/9/2030
Wells Fargo Bank, N.A.	5.1%	126,525	12/9/2030	2	168,700	12/9/2030
Morgan Stanley Bank, N.A.	5.1%	113,964	7/13/2029	16	153,221	7/23/2029
Barclays Bank PLC	5.3%	86,112	7/15/2030	4	155,947	7/15/2030
Subtotal	5.2%	472,862	7/2/2030	23	673,424	7/1/2030
Investments in debt securities
Société Generale	5.2%	57,868	12/3/2026	27	104,036	6/8/2048
Citigroup Global Markets Inc.	5.2%	40,326	10/27/2026	8	65,526	10/23/2043
Royal Bank of Canada	5.1%	36,357	10/29/2026	10	61,087	10/14/2039
Canadian Imperial Bank of Commerce	4.9%	15,512	11/6/2026	8	32,992	9/16/2038
Subtotal	5.2%	150,063	11/12/2026	53	263,641	2/21/2044
Total	5.2%	$622,925	8/16/2029	76	$937,065	5/6/2034
(1)For investments in loans, the weighted average borrowing rate is determined by reference to a benchmark index rate, primarily one‑month term SOFR. For investments in debt securities, the weighted average borrowing rate is determined by reference to a benchmark index rate, primarily overnight SOFR.
(2)For investments in loans, the weighted-average maturity of borrowings outstanding is generally calculated based on the maximum maturity date of the collateral pledged, assuming all extension options are exercised by the borrower. In certain instances, the maturity date of the respective secured credit facility is used. For investments in debt securities, the Company's secured debt is generally aligned to a one-year maturity and extended on an as needed basis by the Company.
(3)Represents the fair market value of the collateral pledged.
(4)Weighted average maturity date is based on the fully extended maturity date of the instrument for investments in loans or rated final distribution date for investments in debt securities; however, investments may be repaid before such date.
Refer to Note 4 of the Company's consolidated financial statements for additional details of its secured debt agreements.

Asset-Specific Debt
The Company's asset-specific debt is generally in the form of master loan and security agreements and is secured by certain investments in loans. The following table details the Company's asset-specific debt ($ in thousands):

	December 31, 2025
	Borrowings			Collateral Pledged
Collateral Type	Weighted Average Rate(1)	Borrowings	Weighted Average Maturity(2)	Number of Positions Pledged	Collateral(3)	Weighted Average Maturity(4)
Investments in loans
Standard Chartered Bank	5.1%	$150,750	11/9/2030	1	$201,000	11/9/2030
HSBC Bank USA, N.A.	5.2%	46,453	10/9/2030	1	61,937	10/9/2030
Total	5.1%	$197,203	11/1/2030	2	$262,937	11/1/2030
(1)For investments in loans, the weighted average borrowing rate is determined by reference to a benchmark index rate, primarily one‑month term SOFR.
(2)For investments in loans, the weighted-average maturity of borrowings outstanding is generally calculated based on the maximum maturity date of the collateral pledged, assuming all extension options are exercised by the borrower. In certain instances, the maturity date of the respective secured credit facility is used.
(3)Represents the fair market value of the collateral pledged.
(4)Weighted average maturity date is based on the fully extended maturity date of the instrument for investments in loans; however, investments may be repaid before such date.

Results of Operations
On May 1, 2025, the Company commenced operations and accepted $50.0 million of subscriptions.
The following table presents the Company's consolidated results of operations ($ in thousands):

For the period from May 1, 2025 (Commencement of operations) to December 31, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$42,654
Total investment income	42,654
Expenses:
Interest expense	15,292
Other general & administrative	5,240
Organizational costs	2,162
Amortization of continuous offering costs	490
Total expenses	23,184
Expense support	(7,049)
Net expenses	16,135
Net investment income before tax expense	26,519
Excise tax expense	200
Net investment income after tax expense	26,319
Realized and unrealized gain (loss):
Unrealized gain (loss):
Non-controlled/non-affiliated investments	12,207
Derivative instruments	(1,350)
Foreign currency transactions	(180)
Net unrealized gain	10,677
Realized gain:
Non-controlled/non-affiliated investments	272
Derivative instruments	486
Foreign currency transactions	111
Net realized gain	869
Net realized and unrealized gain	11,546
Net increase in net assets resulting from operations	$37,865
Investment Income
Total investment income was $42.7 million for the year ended December 31, 2025, driven by the Company's deployment of capital. The average size of the Company's loan portfolio at fair value was $637.3 million with a weighted average coupon of 6.8% as of December 31, 2025. The average size of the Company's debt securities portfolio at fair value was $251.8 million with a weighted average coupon of 6.8% as of December 31, 2025.
Net Expenses
Total interest expense of $15.3 million for the year ended December 31, 2025, was driven by $475.5 million of average borrowings for the year ended December 31, 2025, with a weighted average cost of 5.2% as of December 31, 2025. Additionally, the Company incurred other general and administrative expenses of $5.2 million, organizational costs of $2.2 million, and amortized offering costs of $0.5 million for the year ended December 31, 2025. These expenses were offset by expense support received under the Expense Agreement with the Adviser of $7.0 million. Refer to Note 9 of the Company's consolidated financial statements for additional details of the Expense Agreement.

Net Unrealized Gain/(Loss)
Net unrealized gain of $10.7 million for the year ended December 31, 2025, was driven by net unrealized gains on investments in loans of $9.9 million and investments in debt securities of $2.3 million, offset by an unrealized loss on derivative instruments of $1.4 million and an unrealized loss on foreign currency transactions of $0.2 million.
Net Realized Gains (Losses)
Net realized gains of $0.9 million for the year ended December 31, 2025, were driven by settlements of the Company's derivative instruments of $0.5 million, sales of non-controlled non-affiliated investments of $0.3 million, and foreign currency transactions of $0.1 million.
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

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax to the extent that the Company does not distribute in a timely manner in each taxable year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (iii) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.
For the year ended December 31, 2025, the Company has incurred an excise tax of $0.2 million.
Liquidity and Capital Resources
Capitalization
The Company has capitalized its business to date primarily through the issuance and sale of its common shares of beneficial interest ("Common Shares"), and secured debt. As of December 31, 2025, the Company's capitalization structure included $746.4 million of net asset value and $820.1 million of secured debt. Refer to Notes 4 and 6 to the Company's consolidated financial statements for additional details regarding its secured debt and net asset value.
The following table presents the Company's debt-to-equity ratio:

December 31, 2025
Debt-to-equity ratios(1)	1.0x
(1)Represents the ratio of (i) total outstanding secured debt, less cash, to (ii) total net asset value. The debt amounts included in the calculation above use gross outstanding principal balances, excluding any unamortized deferred financing costs and discounts.
In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2025, the Company had an aggregate principal amount of $820.1 million of debt outstanding and its asset coverage ratio was 191%.

Sources of Liquidity
The Company's primary sources of liquidity include cash and cash equivalents, available borrowings under its secured debt, and net receivables from servicers related to loan repayments, which are set forth in the following table ($ in thousands):

December 31, 2025
Cash and cash equivalents	$38,330
Available borrowings under secured debt	88,030
Loan principal payments held by servicer, net(1)	816
Total	$127,176
(1)Represents loan principal payments held by third-party servicers as of the consolidated statement of assets and liabilities date that were remitted to the Company during the subsequent remittance cycle, net of the related secured debt balance.
The Company generates cash primarily from the proceeds of its continuous offering of Common Shares, proceeds from net borrowings under secured debt agreements, net income earned, and principal repayments of its investments in loans and debt securities. In addition, the Company held $294.9 million of unencumbered investments that could serve as collateral for additional borrowings as of December 31, 2025, which could represent additional liquidity.
Uses of Liquidity
The primary uses of the Company's liquidity are for (i) making investments, (ii) debt service, repayments, and other financing costs, (iii) repurchases of Common Shares, (iv) cash distributions to holders of Common Shares, and (v) general corporate operating costs. The Company's aggregate liquidity of $127.2 million as of December 31, 2025, proceeds from new financing arrangements, and the continuous offering of Common Shares is expected to be sufficient for the Company's investing activities and operations in the near term.
As of December 31, 2025, the Company had unfunded commitments of $55.9 million related to ten loans receivable and $21.4 million of committed or identified financing for those commitments resulting in net unfunded commitments of $34.5 million. The unfunded loan commitments generally comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. Loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing the Company's loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. The Company expects to fund its loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 3.6 years.
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

The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares ($ in thousands, except per share amounts):

	For the Year Ended December 31, 2025
Source of Distribution	Per Share	Amount
Net investment income	$1.2673	$22,003
Net realized gains	—	—
Total	$1.2673	$22,003

Contractual Obligations and Commitments
The Company's contractual obligations and commitments as of December 31, 2025, were as follows ($ in thousands):

	Payment Timing
	Total Obligation	Less than 1 Year(1)	1 to 3 Years	3 to 5 Years	More than 5 years
Unfunded private loan commitments(2)	$55,918	$—	$28,856	$17,686	$9,375
Principal repayments under secured debt	820,128	155,002	19,605	645,522	—
Interest payments(3)(4)	161,058	34,864	67,900	58,295	—
Total	$1,037,104	$189,866	$116,361	$721,503	$9,375
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
(4)Represents interest payments on the Company's secured debt. Future interest payment obligations are estimated assuming the interest rates in effect as of December 31, 2025, will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.
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
Cash Flows
The following table provides a breakdown of the net change in the Company's cash and cash equivalents ($ in thousands):

For the Year Ended December 31, 2025
Cash flows used in operating activities	$(1,493,082)
Cash flows provided by financing activities	1,533,861
Net increase in cash, cash equivalents and restricted cash	$40,779
The Company experienced an increase in cash and cash equivalents of $40.8 million for the year ended December 31, 2025. During the year ended December 31, 2025, the Company (i) borrowed a net $820.1 million under secured debt agreements and (ii) received proceeds of $730.5 million from the sale of Common Shares. Also, during the year ended December 31, 2025, the Company (i) funded $1.2 billion of loans and (ii) acquired $448.4 million of debt securities.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As of December 31, 2025, 72% of the Company's aggregate loans and debt securities by principal balance earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to changing interest rates, subject to the impact of interest rate floors on certain investments and derivatives used by the Company.

The following table projects the impact on the Company's interest income and expense for the twelve-month period following December 31, 2025, of an increase or decrease in the various floating-rate indices referenced by its portfolio inclusive of the impact of derivatives, assuming no change in credit spreads, portfolio composition, or asset performance, relative to the average indices during the year ended December 31, 2025 ($ in thousands):

	Interest Rate Sensitivity as of December 31, 2025
	Increase in Rates		Decrease in Rates
Collateral Type	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Floating rate assets	$5,466	$10,939	$(5,441)	$(10,415)
Floating rate liabilities	(4,101)	(8,201)	4,101	8,201
Derivatives(1)	986	1,972	(986)	(1,972)
Net exposure	$2,351	$4,710	$(2,326)	$(4,186)
(1)Reflects the incremental amounts of net interest the Company would pay or receive under its outstanding interest rate derivative contracts as of December 31, 2025.
Investment Portfolio Value
As of December 31, 2025, 28% of the Company's aggregate loans and debt securities by principal balance earned a fixed rate of interest, so the value of such investments is impacted by changes in market interest rates. In certain cases, the Company has entered into interest rate swaps or other derivative contracts to mitigate the impact of changes in market interest rates on its net asset value.
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
Credit Risks
The Company's loans and debt securities are subject to credit risk, including the risk of default. The performance and value of the Company's investments depend upon the underlying borrowers' ability to operate the properties that serve as the Company's collateral so that they produce cash flows adequate to pay contractual interest and principal. To monitor this risk, the Company's asset management team reviews its investment portfolio and, in certain instances, is in regular contact with its borrowers, monitoring performance of the collateral and enforcing the Company's rights as necessary.
In addition, the Company is exposed to the risks generally associated with the commercial real estate market, including changes in occupancy rates, capitalization rates, absorption rates, and other macroeconomic factors beyond its control. The Company seeks to manage these risks through its underwriting and asset management processes.
The Company maintains a robust asset management relationship with its borrowers and utilizes these relationships to maximize the performance of its portfolio, including during periods of volatility. The Company believes that it benefits from these relationships and from its business model of investing in loans and debt securities collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. While the Company believes the principal amounts of its investments are generally adequately protected by underlying collateral value, there is a risk that it will not realize the entire principal value of certain investments. The Company's portfolio monitoring and asset management operations benefit from the deep knowledge, experience, and information advantages derived from its position as part of Blackstone's real estate platform. Blackstone has built the world's preeminent global real estate business, with a proven track record of successfully navigating market cycles and emerging stronger through periods of volatility. The market-leading real estate expertise derived from the strength of the Blackstone platform deeply informs the Company's credit and underwriting process, and the Company believes it gives it the tools to expertly asset manage its portfolio and work with its borrowers throughout periods of economic stress and uncertainty.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-34.
See accompanying Index to the Consolidated Financial Statements on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are (a) effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Management's Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal controls over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during its most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The Company's business and affairs are managed under the direction of the Board of Trustees. The responsibilities of the Board of Trustees include, among other things, the oversight of the Company's investment activities, oversight of its financing arrangements and corporate governance activities. Each trustee shall serve until the earlier of his or her death, removal or resignation or until his or her successor is duly elected and qualified. The Company's Board of Trustees consists of five members, three of whom are not "interested persons" of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are "independent," as determined by the Board of Trustees. These individuals are referred to as independent trustees. The Company's Board of Trustees elects the Company's executive officers, who serve at the discretion of the Board of Trustees.
Board of Trustees and Executive Officers
Trustees

Name	Year of Birth	Position	Trustee Since
Interested Trustees:
Timothy S. Johnson	1980	Chairperson of the Board, Trustee	2025
Brian Kim	1979	Trustee	2025
Independent Trustees:
Tracy Collins	1963	Trustee	2025
Michelle Greene	1969	Trustee	2025
Kristen Leopold	1967	Trustee	2025
Each trustee will hold office until his or her death, resignation, removal or disqualification. The address for each of the trustees is c/o Blackstone Real Estate Special Situations Advisors L.L.C., 345 Park Avenue, New York, New York 10154.
Executive Officers

Name	Year of Birth	Position
Brian Kim	1979	Chief Executive Officer
David Rosen	1983	Chief Financial Officer
William Renahan	1969	Chief Compliance Officer and Secretary
Each officer holds office at the pleasure of the Board of Trustees until the next election of officers or until his or her successor is duly elected and qualifies.
Biographical Information
The following is information concerning the business experience of the Company's Board of Trustees and executive officers. The Company's trustees have been divided into two groups—interested trustees and independent trustees. Interested trustees are "interested persons" as defined in Section 2(a)(19) of the 1940 Act.
Interested Trustees
Timothy S. Johnson is the Global Head of BREDS, based in New York, and the Chairperson of the Board of Trustees. Mr. Johnson is responsible for overseeing Blackstone's commercial and residential real estate debt investment strategies and is also a member of the firm's real estate investment committee. Mr. Johnson is also Chief Executive Officer and Chair of Blackstone Mortgage Trust (NYSE:BXMT), a publicly-traded commercial mortgage REIT managed by Blackstone. Prior to joining Blackstone in 2011, Mr. Johnson was a co-founder of BroadPeak Funding, a boutique commercial real estate finance company based in Los Angeles. Prior to founding BroadPeak, Mr. Johnson was a Vice President in the Lehman Brothers Global Commercial Real Estate Group where he worked from 2002-2008. Mr. Johnson received a B.A. in Mathematics from the College of the Holy Cross where he graduated cum laude. The Company believes Mr. Johnson's extensive experience with, and strong record of success investing in, real estate-related assets provide the Board of Trustees with valuable insights into investments, asset management, corporate strategy and developments in the Company's industry.

Brian Kim is the Global Chief Operating Officer of BREDS based in New York and the Chief Executive Officer and a Trustee of BREC. Mr. Kim also served as the Global Chief Operating Officer of Blackstone's Core+ real estate business from January 2023 to June 2024. Since joining Blackstone in 2008, Mr. Kim has played a key role in a number of Blackstone's investments including the take private and subsequent sale of Strategic Hotels & Resorts, the acquisition of Peter Cooper Village / Stuyvesant Town and the creation of BRE Select Hotels Corp., Blackstone's select service hotel platform. Prior to joining Blackstone, Mr. Kim worked at Apollo Real Estate Advisors, Max Capital Management Corp. and Credit Suisse First Boston. Mr. Kim previously served as a board member and Head of Acquisitions and Capital Markets of Blackstone Real Estate Income Trust, Inc. ("BREIT"), a board member of CorePoint Lodging Inc. and a board member and Chief Financial Officer of BRE Select Hotels Corp. Mr. Kim received an AB in Biology from Harvard College where he graduated with honors. Mr. Kim is a valuable member of the Board of Trustees because of his extensive real estate and investment experience and history with Blackstone, all of which make him well qualified to serve on the Board of Trustees.
Independent Trustees
Tracy Collins is an independent finance professional and most recently served as CEO to SmartFinance LLC (2013-2017), a Fintech startup purchased by MidFirst Bank in December of 2017. During her career in financial services, Ms. Collins worked as a Senior Managing Director (Partner) and Head of Asset-Backed Securities Research at Bear Stearns & Co., Inc. for six years and prior to that as a Managing Director (Partner) and Head of Asset-Backed Securities and Structured Products at Credit Suisse (formerly known as Credit Suisse First Boston) for nine years. During her tenure as a structured product specialist, Ms. Collins was consistently recognized as a "First Team All American Research Analyst." Ms. Collins served as an independent director for KKR Financial from August 2006 to May 2014. She graduated from the University of Texas at Austin in the Plan II Honors Program. Ms. Collins also serves on the board of trustees of Blackstone Secured Lending Fund ("BXSL"), Blackstone Private Credit Fund ("BCRED") and Blackstone Private Multi-Asset Credit and Income Fund ("BMACX").
Michelle Greene is a board member, President Emeritus and Advisor of the Long-Term Stock Exchange ("LTSE"), a venture-backed, SEC-approved National Market System exchange with listing standards designed to support long-term focused visionary companies. She also is a board member of the Exchange's parent company, LTSE Group. Ms. Greene is an adjunct professor at Columbia University's School of International and Public Affairs where she has taught for over a decade. She serves on Advisory Boards for the Aspen Institute Business & Society Program and the Berkeley Center for Law and Business at UC-Berkeley School of Law. Ms. Greene is an honorary board member at Halcyon, a non-profit incubator of impact-driven businesses. Previously, she worked on financial markets and financial institutions policy, as well as financial crisis response, at the U.S. Department of the Treasury, where she served under two administrations. Ms. Greene also was Senior Vice President and Head of Global Corporate Responsibility at the New York Stock Exchange ("NYSE"), where she launched and led its global corporate responsibility team, advised Fortune 500 companies on their sustainability programs and served as Executive Director of the NYSE Foundation. Ms. Greene was a consultant at McKinsey & Company, led the Carr Center for Human Rights Policy at Harvard University, and begun her career as a corporate securities lawyer. Ms. Greene has served on World Economic Forum advisory boards on financial inclusion and gender parity as Executive Director of the President's Advisory Council on Financial Literacy and Financial Inclusion, and as a member of the White House Council on Women and Girls, as well as on a number of non-profit boards. Ms. Greene graduated from Dartmouth College and received a J.D. from Harvard Law School. Ms. Greene also serves on the board of trustees of BXSL and BCRED.
Kristen Leopold is the founder of KL Associates, LLC, a hedge fund consulting firm specializing in financial and operational management, and the Chief Financial Officer of WFL Real Estate Services, LLC. Prior to pursuing her own consulting business in 2006, she had worked at Weston Capital Management LLC ("Weston"), an alternative investment firm with over $1 billion in assets under management worldwide, as Chief Financial Officer. Before Weston, she was an auditor and manager at Arthur Andersen LLP in their financial services division specializing in brokerage, commodities and asset management from 1990 to 1997. Ms. Leopold also serves on the board of trustees of the Blackstone Alternative Multi-Strategy Fund ("BXMIX"). She graduated from Pace University with a combined MBA/BBA in Accounting. Ms. Leopold has business, finance and accounting expertise and training as a Certified Public Accountant, as well as experience as a chief financial officer and/or auditor and manager at an alternative asset management company and a multi-national accounting firm, all of which make her well qualified to serve on the Board of Trustees.
Executive Officers Who Are Not Trustees
David Rosen is a Managing Director in the BREDS Group based in New York. Mr. Rosen oversees valuations, financial reporting, and portfolio operations for the BREDS business. Before joining Blackstone in 2016, Mr. Rosen worked at General Electric where he held multiple roles across their Asset Management and Treasury groups. Prior to those roles, Mr. Rosen was a member of General Electric's Corporate Audit Staff and a graduate of its Financial Management Program. Mr. Rosen received a BS in Applied Economics and Management from Cornell University.
William Renahan is a Managing Director in the Blackstone Legal and Compliance Department and serves as the Chief Compliance Officer of Blackstone's Registered Funds. Prior to joining Blackstone, Mr. Renahan was a Senior Managing Director at Duff & Phelps Investment Management and served as Chief Compliance Officer of its investment adviser and affiliated registered investment companies. He graduated with a B.A. from Hobart College, a J.D. with honors from Albany Law School, and a Master of Laws in Taxation from New York University School of Law. He is admitted to practice law in New York State and holds Series 7 and 24 FINRA licenses.

Communications with Trustees
The independent trustees serving on the Company's Board of Trustees meet in executive sessions at the conclusion of or preceding each regularly scheduled meeting of the Board of Trustees, and additionally as needed, without the presence of any trustees or other persons who are personnel of the Adviser. Shareholders and other interested parties may contact any member (or all members) of the Board of Trustees by mail. To communicate with the Board of Trustees, any individual trustees or any group or committee of trustees, correspondence should be addressed to the Board of Trustees or any such individual trustees or group or committee of trustees by either name or title. All such correspondence should be sent c/o Blackstone Real Estate Special Situations Advisors L.L.C., 345 Park Avenue, New York, New York 10154, Attention: Chief Compliance Officer.
Corporate Governance
Committees
The Company's Board of Trustees has an Audit Committee and a Nominating and Governance Committee. The Company does not have a compensation committee because the executive officers do not receive any direct compensation from the Company.
Audit Committee
The Audit Committee operates pursuant to a charter approved by the Board of Trustees. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board of Trustees in selecting, engaging and discharging the independent accountants, reviewing the plans, scope and results of the audit engagement with the independent accountants, approving professional services provided by the independent accountants (including compensation therefore), reviewing the independence of the Company's independent accountants and reviewing the adequacy of its internal controls over financial reporting. The Audit Committee is composed of three persons, including Ms. Collins, Ms. Greene and Ms. Leopold, all of whom are considered independent for purposes of the 1940 Act. Ms. Leopold serves as the chairperson of the Audit Committee. The Company's Board of Trustees has determined that Ms. Leopold qualifies as an "Audit Committee Financial Expert" as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the Audit Committee meets the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an "interested person" of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act.
A copy of the charter of the Audit Committee will be available in print to any shareholder who requests it.
Nominating and Governance Committee
The Nominating and Governance Committee operates pursuant to a charter approved by the Board of Trustees. The charter sets forth the responsibilities of the Nominating and Governance Committee, including making nominations for the appointment or election of independent trustees. The Nominating and Governance Committee consists of three persons, including Ms. Collins, Ms. Greene and Ms. Leopold all of whom are considered independent for purposes of the 1940 Act. Ms. Collins serves as the chairperson of the Nominating and Governance Committee.
While the Nominating and Governance Committee is solely responsible for the selection and nomination of the Company's independent trustees, the Nominating and Governance Committee may accept nominations for Board membership from Company shareholders as it deems appropriate. Shareholders who wish to recommend a nominee may do so by submitting their recommendation with biographical information and a statement as to the qualifications of the proposed nominee to the Secretary of the Company. A copy of the charter of the Nominating and Governance Committee will be available in print to any shareholder who requests it.
Leadership Structure and Oversight Responsibilities
Board Leadership Structure
The Company's business and affairs are managed under the direction of its Board of Trustees. Among other things, the Board of Trustees sets broad policies for the Company and approves the appointment of the Adviser, Administrator and officers. The role of the Board of Trustees, and of any individual trustee, is one of oversight and not of management of day-to-day affairs.

Under the Company's bylaws, the Board of Trustees shall designate one of its trustees as chairperson to preside over meetings of the Company's Board of Trustees and meetings of shareholders, and to perform such other duties as may be assigned to him or her by the Board of Trustees. The Board of Trustees has appointed Mr. Johnson to serve in the role of chairperson of the Board of Trustees. The chairperson's role is to preside at all meetings of the Board of Trustees and to act as a liaison with the Adviser, counsel and other trustees generally between meetings. The chairperson serves as a key point person for dealings between management and the trustees. The chairperson also may perform such other functions as may be delegated by the Board of Trustees from time to time. The Board of Trustees reviews matters related to its leadership structure annually. The Board of Trustees has determined that its leadership structure is appropriate because it allows the Board of Trustees to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of trustees and the full board in a manner that enhances effective oversight.
The Company's Board of Trustees believes that its leadership structure is the optimal structure for the Company at this time. The Company's Board of Trustees, which will review its leadership structure periodically as part of its annual self-assessment process, further believes that its structure is presently appropriate to enable it to exercise its oversight.
Board's Role in Risk Oversight
The Company's Board of Trustees performs its risk oversight function primarily through (i) its standing committees, which report to the entire Board of Trustees and are comprised solely of independent trustees, and (ii) active monitoring of its Chief Compliance Officer and its compliance policies and procedures. Oversight of other risks is delegated to the committees.
Oversight of the Company's investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of the Company's investment activities. The Board of Trustees anticipates reviewing risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board of Trustees' risk oversight function is to ensure that the risks associated with the Company's investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board of Trustees' oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.
The Company believes that the role of the Board of Trustees in risk oversight is effective and appropriate given the extensive regulation to which it is already subject as a closed-end fund regulated under the 1940 Act. As a closed-end fund, the Company is required to comply with certain regulatory requirements that control the levels of risk in its business and operations. For example, the Company is limited in its ability to enter into transactions with affiliates, including investments in loans or securities in which one of the affiliates also has invested.
Code of Ethics
The Company has adopted a code of ethics that applies to the Company's officers (including the Company's principal executive officer, principal financial officer, and principal accounting officer), trustees and employees (to the extent applicable). The code of ethics is designed to comply with SEC regulations.
The Company's code of ethics operates in conjunction with, and in addition to, the policies of the Adviser and those of the Company. The Company and the Adviser have codes of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act.
Insider Trading Policies and Procedures
The Company's code of ethics pursuant to Rule 17j-1 under the 1940 Act establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code (officers, trustees, and employees of the Company and the Adviser) are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with the code's requirements. Covered persons, other than independent trustees, are prohibited from using shorting, options or hedging or derivatives on the Company's securities. Additionally, all purchases and sales of the Company's securities by trustees, officers and employees of the Company and its affiliates must receive pre-clearance from the Company's Chief Compliance Officer. The securities trading policy as contained within the Company's code of ethics pursuant to Rule 17j-1 under the 1940 Act, is filed as a part of Exhibit 14.1 to this Annual Report, and the foregoing description is qualified by reference to such exhibit.
Delinquent Section 16(a) Reports
Based solely on a review of Section 16(a) reports filed during the year ended December 31, 2025 and the period through the date hereof and related written representations, the Company believes that all Section 16(a) reports were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION
(a) Compensation of Executive Officers
None of the Company's executive officers or Investment Committee members will receive direct compensation from the Company. The Company may reimburse the Adviser the allocable portion of the compensation paid by it (or its affiliates) to the Company's Chief Compliance Officer (based on the percentage of time such individual devotes, on an estimated basis, to the Company's business and affairs). All of the Investment Committee members may receive compensation from, the Adviser or its affiliates. See "Item 1. Business" and "Item 13. Certain Relationships and Related Transactions, and Trustee Independence."
(b) Compensation of Trustees
No compensation is paid to the trustees who are "interested persons," as such term is defined in Section 2(a)(19) of the 1940 Act. The Company pays each independent trustee: (i) $75,000 per year (prorated for any partial year), (ii) $2,500 for each regular meeting of the Board of Trustees attended, (iii) $1,000 for each committee meeting attended (in addition to regular meeting fees to the extent committees meet on regular meeting dates) and (iv) $7,500 per year for the chairperson of the Audit Committee. The Company is also authorized to pay the reasonable out-of-pocket expenses of each independent trustee incurred by such trustee in connection with the fulfillment of his or her duties as an independent trustee. Amounts payable to the independent trustees are determined and paid quarterly in arrears as follows ($ in thousands):

	Total Compensation Earned from the Company for Fiscal Year 2025(3)	Total Compensation Earned from Fund Complex for Fiscal Year 2025(4)
Interested Trustees:
Timothy S. Johnson(1)	$—	$—
Brian Kim(1)	$—	$—
Independent Trustees:
Tracy Collins	$81	$597
Michelle Greene	$81	$495
Kristen Leopold(2)	$87	$252
(1)These are interested trustees and, as such, do not receive compensation from the Company or the Fund Complex for their services as trustees.
(2)Includes compensation as Chairman of the Audit Committee.
(3)The Company does not have a profit-sharing plan, and trustees do not receive any pension or retirement benefits from the Company.
(4)The "Fund Complex" consists of the Company, BCRED, BXSL, the BXCI Closed-End Funds (Blackstone Senior Floating Rate 2027 Term Fund, Blackstone Long-Short Credit Income Fund and Blackstone Strategic Credit 2027 Term Fund), BXMIX and BMACX. Total compensation paid from the Fund Complex includes compensation paid by the Company and $0.5 million, $0.4 million and $0.2 million of compensation paid to Ms. Collins by BCRED, BXSL and BMACX, Ms. Greene by BCRED and BXSL and Ms. Leopold by BXMIX, respectively, for the fiscal year ended December 31, 2025. The BXCI Closed-End Funds do not pay compensation to the trustees.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of February 1, 2026, the beneficial ownership as indicated in the Company's books and records of each current trustee, the Company's executive officers, the executive officers and trustees as a group, and each person known to the Company to beneficially own 5% or more of the outstanding common shares of beneficial interest. Ownership information for those persons who beneficially own 5% or more of the Company's shares is based upon filings by such persons with the SEC and other information obtained from such persons, if available.
Percentage of beneficial ownership is based on 31,695,136 shares outstanding as of February 1, 2026. To the Company's knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares beneficially owned by such shareholder.

Title of Class	Name and Address of Beneficial Owner	Type of Ownership	Amount and Nature of Beneficial Ownership	Percent of Class
Interested Trustees:
	Timothy S. Johnson	—	—	—%
	Brian Kim	—	—	—%
Independent Trustees:
	Tracy Collins	—	—	—%
	Michelle Greene	—	—	—%
	Kristen Leopold	—	—	—%
Executive Officers Who Are Not Trustees:
	David Rosen	—	—	—%
	William Renahan	—	—	—%
	All Trustees and Executive Officers as a Group (7 persons) *	—	—	—%
Five-Percent or Greater Shareholders:
Common shares	Phoenix BREC 2025 LP., 53 Derech Hashalom, Givatayim, Israel 5345433	Record	8,817,876 common shares	27.8%
Common shares	Blackstone Private Multi-Asset Credit and Income Fund, 345 Park Avenue, New York, New York, 10154	Record/Beneficial	6,161,011 common shares	19.5%
Common shares	BCRED X Holdings LLC, 345 Park Avenue, New York, New York, 10154	Record/Beneficial	16,716,249 common shares	52.7%
*The address of all executive officers and trustees is 345 Park Avenue, New York, New York 10154.
ITEM 13. CERTAIN RELATIONSHIPS, AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE
Transactions with Related Persons, Promoters and Certain Control Persons
Investment Advisory Agreement; Administration Agreement
The Company has entered into the Investment Advisory Agreement with the Adviser. Pursuant to the Investment Advisory Agreement and the Administration Agreement, the Company will reimburse the Adviser and Administrator for certain expenses as they occur. See "Item 1. Business—Investment Advisory Agreement," "Item 1. Description of Business—Administration Agreement," and "Item 1. Description of Business—Certain Terms of the Investment Advisory and Administration Agreement." Each of the Investment Advisory Agreement and the Administration Agreement has been approved by the Board of Trustees. Unless earlier terminated, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board of Trustees, including a majority of independent trustees, or by the holders of a majority of the Company's outstanding voting securities.
Pursuant to the Investment Advisory Agreement, the Adviser does not charge any advisory fees to the Company.
During the year ended December 31, 2025, the Company incurred administrative services expenses of $0.4 million.

Co-Investment Relief
The Company has in the past co-invested, and in the future will co-invest, with certain affiliates of the Adviser. Blackstone has received an exemptive order that permits the Company and other Regulated Funds to, among other things, co-invest with certain other persons, including other Regulated Funds, certain affiliates of Blackstone, and certain funds managed and controlled by Blackstone and its affiliates subject to certain terms and conditions. Pursuant to such order, the Board has approved co-investment policies and procedures describing how the Company will comply with the co-investment exemptive relief. Further, the Adviser has adopted co-investment policies and procedures describing the allocation of co-investment opportunities in which the Company will have the opportunity to participate with other Regulated Funds and other public or private Blackstone and BREDS funds that target similar assets. If BREDS considers an investment that is consistent with the Company's Core Mandates, BREDS must present the Company with the opportunity to participate in the investment. The Company may determine to participate or not to participate, depending on whether BREDS determines that the investment is appropriate for the Company (e.g., based on investment strategy). If the Company does participate, the co-investment is generally allocated to the Company and other Regulated Funds and the other Blackstone and BREDS funds participating in the investment that target similar assets pro rata based on available capital in the applicable asset class. If the Adviser determines that such investment is not appropriate for the Company or that the Company should not participate, the investment will not be allocated to the Company.
Expense Support and Conditional Reimbursement Agreement
The Company has entered into an amended and restated expense support and conditional reimbursement agreement with the Adviser (the "Expense Agreement"). The Adviser may elect to pay certain of the Company's expenses on its behalf, provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. The Company shall be obligated to make reimbursement payments to the Adviser, subject to certain limitations described in the Expense Agreement for a period of three years from when such payments were made by the Adviser. The Company's obligation to make a reimbursement payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.
The following table presents a summary of the expense payments and related reimbursement payments since the Company's commencement of operations ($ in thousands):

For the Month Ended	Expense Payments by Adviser	Reimbursement to Adviser	Unreimbursed Expense Payments
May 31, 2025	$2,241	$—	$2,241
June 30, 2025	1,474	—	1,474
July 31, 2025	482	—	482
August 31, 2025	1,118	—	1,118
September 30, 2025	416	—	416
October 31, 2025	386	—	386
November 30, 2025	552	—	552
December 31, 2025	380	—	380
Total	$7,049	$—	$7,049
Affiliate Services
The Company has engaged certain portfolio companies owned by Blackstone-advised investment vehicles, to provide, as applicable, management services and operations services, and corporate support services. The following table details the amounts incurred for affiliate service provides ($ in thousands):

For the Year Ended December 31, 2025
Revantage Corporate Services, LLC(1)	$2
BRIO Real Estate, L.L.C.(2)	334
Total	$336
(1)Revantage Corporate Services, LLC is a portfolio company owned by Blackstone-advised investment vehicles, that provides, as applicable, corporate support services, operational services, and management services. These services are provided on an allocated cost basis.
(2)BRIO Real Estate, L.L.C. is a portfolio company owned by Blackstone-advised investment vehicles that provides, as applicable, corporate support services, operational services, and management services. These services are provided on an allocated cost basis.

Other Transactions
For the year ended December 31, 2025, the Company closed on $823.6 million of loan commitments for eleven loans to unaffiliated third parties in which Blackstone-advised investment vehicles also invested at the same level of the capital structure on a pari passu basis.
As of December 31, 2025, the Company owned investments in debt securities issued by affiliates of other Blackstone-advised vehicles with a total fair value of $21.0 million, or 6.0% of total investments of debt securities.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The following table presents the aggregate fees billed by Deloitte & Touche LLP for the year ended December 31, 2025 ($ in thousands):

For the Year Ended December 31, 2025
Audit Fees	$450
Fees included in the audit fees category are those associated with the audit of the Company's statement of assets and liabilities as of April 1, 2025, the annual audit of the Company's financial statements and services that are normally provided in connection with statutory and regulatory filings.
No audit related, tax or other fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company's operations and financial reporting, for the year ended December 31, 2025. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company's operations or financial reporting.
Pre-Approval of Audit and Non-Audit Services Provided to the Company
As part of this responsibility, the Audit Committee is required to pre-approve all audit and non-audit services performed by the Company's independent auditor in order to assure that the performance of these services does not impair the auditor's independence from the Company. Accordingly, the Audit Committee has adopted a Pre-Approval of Independent Auditor Services Policy (the "Policy"), which sets forth the conditions and procedures governing the pre-approval of services that the Independent Auditor proposes to provide. The Policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the Independent Auditor in order to assure that the provision of such service does not impair the Independent Auditor's independence.
The Policy describes the audit, audit-related, tax and other services for the Company that have the pre-approval of the Audit Committee. The term of any pre-approval is 12 months from the date of pre-approval or until the next annual Independent Auditor services engagement is pre-approved, whichever is later. The Audit Committee will periodically revise the list of pre-approved services based on subsequent determinations.
Annual Approval
On an annual basis, at the time of the appointment of the Company's independent auditor and such other times as determined by the Audit Committee, the Audit Committee will consider and approve the services (including audit, audit-related, tax and all other services) that the Independent Auditor may initiate. The term of any pre-approval is 12 months from the date of the pre-approval or until the next annual Independent Auditor services engagement is pre-approved, whichever is later, unless the Audit Committee specifically provides for a different period. Summary descriptions of the types of services the Audit Committee believes are appropriate for annual approval are provided under the Policy. In addition, in connection with the annual pre-approval of services, the Audit Committee will supplementally review and approve a detailed presentation that sets forth the types of audit, audit-related, tax and other services proposed to be provided by the Independent Auditor, which shall include estimates of the fees for such services. The Audit Committee may periodically revise the list of pre-approved services based on subsequent determinations.
Specific Pre-Approval
Specific pre-approval is required for the provision of certain audit services as described in the Policy. In addition, if a service proposed to be performed by the Independent Auditor does not fall within an existing pre-approval, either because it is a new type of service or because provision of the service would cause the Independent Auditor to exceed the maximum dollar amount approved for a particular type of service, the proposed service will require specific pre-approval by the Audit Committee.

De Minimis Exception
In the event that the Independent Auditor is inadvertently engaged other than by the Audit Committee for a non-audit service, such engagement will not be a violation of the Policy if: (i) any and all such services do not aggregate to more than 5% of total revenues paid by the Company to the Independent Auditor in the fiscal year when services are provided; (ii) the services were not recognized as non-audit services at the time of the engagement; (iii) the services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or one or more designated representatives; and (iv) separate disclosure of the services retroactively approved under this exception is made in accordance with the proxy disclosure rules.
The Audit Committee has considered these fees and the nature of the services rendered, and has concluded that they are compatible with maintaining the independence of Deloitte & Touche LLP. The Audit Committee did not approve any of the audit-related, tax, or other non-audit fees described above pursuant to the "de minimis exceptions" set forth in Rule 2-01(c)(7)(i)(C) and Rule 2-01(c)(7)(ii) of Regulation S-X. Deloitte & Touche LLP did not provide any audit-related services, tax services or other non-audit services to the Adviser or any entity controlling, controlled by or under common control with the Adviser that provides ongoing services to the Company that the Audit Committee was required to approve pursuant to Rule 2-01(c)(7)(ii) of Regulation S-X. The Audit Committee considered whether any provision of non-audit services rendered to the Adviser and any entity controlling, controlled by, or under common control with the Adviser that provides ongoing services to the Company that were not pre-approved by the Audit Committee because the engagement did not relate directly to the operations and financial reporting of the Company is compatible with maintaining Deloitte & Touche LLP's independence.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.3
Certificate of Trust, as filed with the Secretary of State of the State of Delaware on October 14, 2024 (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form 10, filed on April 14, 2025).

3.4
Certificate of Amendment to Certificate of Trust, as filed with the Secretary of State of the State of Delaware on April 8, 2025 (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form 10, filed on April 14, 2025).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 10, filed on April 14, 2025).

4.2	Description of Common Shares.*

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

10.4	Custody Agreement between the Company, each subsidiary of the Company identified therein and U.S. Bank National Association, dated as of April 14, 2025).*

10.5	Custody Agreement between the Company, each subsidiary of the Company identified therein and The Bank of New York Mellon, dated as of April 14, 2025).*

10.6
Master Repurchase Agreement by and among Barclays Bank PLC and RE BDC Loans 1, LLC, dated as of May 13, 2025 (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10, filed on July 11, 2025).

10.7
Guaranty made by the Company, for the benefit of Barclays Bank PLC, dated as of May 13, 2025 (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form 10, filed on July 11, 2025).

10.8	Form of Fund of Funds Investment Agreement (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, filed on August 14, 2025).

10.9
Master Repurchase Agreement by and between Canadian Imperial Bank of Commerce and RE BDC Loans 1, LLC, dated as of September 12, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on November 12, 2025).

10.10
Guaranty made by the Company in favor of Canadian Imperial Bank of Commerce, dated as of September 12, 2025. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on November 12, 2025).

10.11	Master Repurchase Agreement by and between Wells Fargo, N.A. and RE BDC Loans 4, LLC, dated as of November 7, 2025.*

10.12	Guaranty made by the Company in favor of Wells Fargo, N.A, dated as of November 7, 2025.*

Exhibit Number	Description of Exhibits
14.1	Company Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company's Registration Statement on Form 10, filed on May 2, 2025).

19.1	Insider Trading Policy (included as part of Exhibit 14.1)

21.1	Subsidiaries of the Company.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
ITEM 16. FROM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackstone Private Real Estate Credit and Income Fund

Date:	February 27, 2026	/s/ Brian Kim
Brian Kim
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on February 27, 2026.

Name	Title

/s/ Brian Kim	Chief Executive Officer (Principal Executive Officer) and Trustee
Brian Kim

/s/ David Rosen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
David Rosen

/s/ Timothy S. Johnson	Chairperson of the Board, Trustee
Timothy S. Johnson

/s/ Tracy Collins	Trustee
Tracy Collins

/s/ Michelle Greene	Trustee
Michelle Greene

/s/ Kristen Leopold	Trustee
Kristen Leopold

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Trustees of Blackstone Private Real Estate Credit and Income Fund
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Blackstone Private Real Estate Credit and Income Fund and subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2025, the related consolidated statements of operations, changes in net assets, and cash flows for the period from May 1, 2025 (commencement of operations) to December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations, changes in net assets, and cash flows for the period from May 1, 2025 (commencement of operations) to December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 27, 2026
We have served as the Company's auditor since 2025.

Blackstone Private Real Estate Credit and Income Fund
Consolidated Statement of Assets and Liabilities
(in thousands, except share and per share amounts)

December 31, 2025
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost basis of $1,516,173)	$1,528,317
Total investments at fair value (cost basis of $1,516,173)	1,528,317
Cash and cash equivalents	38,330
Restricted cash	2,415
Interest receivable from non-controlled/non-affiliated investments	7,405
Derivative assets at fair value	26
Other assets	1,287
Total assets	$1,577,780
LIABILITIES
Secured debt, net	$817,510
Derivative liabilities at fair value	1,376
Distribution payable	5,274
Due to affiliates	1,715
Accrued expenses and other liabilities	5,540
Total liabilities	831,415
Commitments and contingencies (Note 10)
NET ASSETS
Common Shares, $0.01 par value (28,630,433 shares issued and outstanding)	286
Additional paid-in capital	730,017
Distributable earnings	16,062
Total net assets	746,365
Total liabilities and net assets	$1,577,780

NET ASSET VALUE PER SHARE	December 31, 2025
Net assets	$746,365
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	28,630,433
Net asset value per share	$26.07
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Real Estate Credit and Income Fund
Consolidated Statement of Operations
(in thousands)

For the period from May 1, 2025 (Commencement of operations) to December 31, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$42,654
Total investment income	42,654
Expenses:
Interest expense	15,292
Other general & administrative	5,240
Organizational costs	2,162
Amortization of continuous offering costs	490
Total expenses	23,184
Expense support	(7,049)
Net expenses	16,135
Net investment income before tax expense	26,519
Excise tax expense	200
Net investment income after tax expense	26,319
Realized and unrealized gain (loss):
Unrealized gain (loss):
Non-controlled/non-affiliated investments	12,207
Derivative instruments	(1,350)
Foreign currency transactions	(180)
Net unrealized gain	10,677
Realized gain:
Non-controlled/non-affiliated investments	272
Derivative instruments	486
Foreign currency transactions	111
Net realized gain	869
Net realized and unrealized gain	11,546
Net increase in net assets resulting from operations	$37,865
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Real Estate Credit and Income Fund
Consolidated Statement of Changes in Net Assets
(in thousands)

For the period from May 1, 2025 (Commencement of operations) to December 31, 2025
Operations:
Net investment income	$26,319
Net unrealized gain	10,677
Net realized gain	869
Net increase in net assets resulting from operations	37,865
Distributions to common shareholders:
Net decrease in net assets resulting from distributions	(22,003)
Share transactions:
Proceeds from shares sold	730,503
Net increase from share transactions	730,503
Total increase in net assets	746,365
Net assets, beginning of period	—
Net assets, end of period	$746,365
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Real Estate Credit and Income Fund
Consolidated Statement of Cash Flows
(in thousands)

For the period from May 1, 2025 (Commencement of operations) to December 31, 2025
Cash flows from operating activities:
Net increase in net assets resulting from operations	$37,865
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized gain on investments	(12,207)
Net unrealized loss on derivative instruments	1,350
Net unrealized loss on foreign currency transactions	180
Realized gain on investments	(272)
Realized gain on foreign currency transactions	(111)
Net accretion of discount and amortization of premium on investments	(3,149)
Amortization of deferred financing costs	537
Amortization of offering costs	490
Principal fundings of investments in loans	(1,205,995)
Origination and other fees received on investments in loans	8,063
Principal collections from investments in loans	33,828
Purchases of investments in debt securities	(448,368)
Proceeds from sale/repayment of investments in debt securities	99,789
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(7,405)
Other assets	(971)
Due to affiliates	(2,246)
Accrued expenses and other liabilities	5,540
Net cash used in operating activities	(1,493,082)
Cash flows from financing activities:
Borrowings of secured debt	1,653,323
Repayments of secured debt	(833,236)
Proceeds from issuance of common shares	730,503
Distributions paid in cash	(16,729)
Net cash provided by financing activities	1,533,861
Net increase in cash, cash equivalents, and restricted cash	40,779
Effect of foreign exchange rate changes on cash and cash equivalents	(33)
Cash, cash equivalents, and restricted cash, at beginning of period	—
Reconciliation of cash, cash equivalents and restricted cash to the consolidated statement of assets and liabilities:
Cash and cash equivalents	38,330
Restricted cash	2,415
Cash, cash equivalents, and restricted cash, at end of period	$40,745

Supplemental information and non-cash activities:
Interest paid during the period	$11,948
Loan principal payments held by servicer, net	$816
Distribution payable	$5,274
Accrued but unpaid deferred financing costs	$3,155
Accrued but unpaid deferred offering costs	$806
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments	Reference Rate	Spread	Floor	Interest Rate(1)	Acquisition Date/ Origination Date	Maturity Date(2)	Outstanding Principal Balance(7)	Cost Basis	Unfunded Commitment	Fair Value	% of Net Assets
Investments — non-controlled/non-affiliated(3)
Investments in loans(4)
Senior loans
KKR AIP V(5)	SOFR	2.65%	2.75%	6.43%	10/28/2025	11/9/2030	$201,000	$199,146	$-	$201,000	26.9%
Karlin Multifamily Portfolio(5)	SOFR	2.60%	2.75%	6.38%	10/15/2025	11/9/2030	195,556	193,889	9,444	195,556	26.2
Colorado Housing Portfolio(5)	SOFR	2.35%	2.75%	6.13%	11/26/2025	12/9/2030	97,500	96,557	-	97,500	13.1
Cypress Ridge(5)	SOFR	2.50%	2.75%	6.28%	11/25/2025	12/9/2030	71,200	70,556	2,800	71,200	9.5
Ridge Hill(5)	SOFR	3.35%	3.00%	7.13%	9/24/2025	10/9/2030	61,937	61,323	15,186	61,937	8.3
The Journal Phase I(5)	SOFR	2.89%	3.25%	6.67%	6/30/2025	7/9/2030	58,272	57,832	1,728	58,272	7.8
1100 Peachtree(5)	SOFR	3.65%	3.00%	7.43%	5/27/2025	6/9/2030	33,625	33,343	7,750	33,625	4.5
Stella on the Park(5)	SOFR	2.75%	3.00%	6.53%	7/17/2025	8/9/2030	33,392	33,087	2,408	33,392	4.5
Sterling Plaza(5)	SOFR	3.45%	3.00%	7.23%	7/31/2025	8/9/2030	30,658	30,360	4,022	30,658	4.1
1305 West 7th Street(5)				4.49%	6/18/2025	6/24/2029	25,645	24,237	2,500	24,880	3.3
4700-4738 Cherry Hill Road(5)				4.10%	6/18/2025	7/1/2032	26,235	23,494	-	23,924	3.2
6905-6955 Oakland Mills Road(5)	SOFR	1.80%		5.76%	6/18/2025	12/20/2029	18,470	17,922	-	17,955	2.4
Lot 600 Fingerboard Road(5)				6.44%	6/18/2025	10/12/2032	14,993	14,999	-	14,993	2.0
43490 Yukon Drive(5)				7.00%	6/18/2025	6/1/2027	11,438	11,444	-	11,438	1.5
3-26 Kent Towne Market(5)				4.75%	6/18/2025	7/15/2032	11,278	10,445	-	10,695	1.4
528-556 First Colonial Road(5)				3.99%	6/18/2025	4/13/2027	9,995	9,671	-	9,718	1.3
5009 Westone Plaza Drive(5)				6.57%	6/18/2025	6/30/2026	6,558	6,539	-	6,551	0.9
6420 Coventry Way(5)				3.55%	6/18/2025	10/5/2030	7,091	6,417	-	6,538	0.9
6420 Coventry Way 2(5)				4.40%	6/18/2025	10/5/2030	5,588	5,234	-	5,336	0.7
8520 Rainswood Drive(5)				6.00%	6/18/2025	6/1/2027	4,928	4,903	705	4,928	0.7
18200-18250 Flower Hill Way(5)				4.99%	6/18/2025	12/27/2033	4,262	4,267	-	4,455	0.6
1101-1125 Nelson Street(5)				5.25%	6/18/2025	10/17/2029	3,406	3,279	-	3,313	0.4
1519 Wisconsin Avenue NW(5)				4.15%	6/18/2025	5/20/2032	3,185	2,870	-	2,884	0.4
52 Souder Road(5)				6.99%	6/18/2025	3/20/2030	2,845	2,847	-	2,845	0.4
1710 17th Street NE(5)	SOFR	2.50%		6.46%	6/18/2025	11/2/2030	2,790	2,763	-	2,768	0.4
							$941,847	$927,424	$46,543	$936,361	125.4%
Mezzanine loans
Azalea Multifamily Portfolio	SOFR	4.76%		8.51%	8/8/2025	8/9/2030	$70,000	$69,678	$-	$70,000	9.4%
Sherrin Multifamily	SOFR	4.75%		8.50%	10/9/2025	10/9/2030	50,000	49,762	-	50,000	6.7
Eagle & West	SOFR	5.45%		9.20%	6/11/2025	6/9/2030	40,000	40,000	-	40,000	5.4

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments in loans(4) (continued)
Mezzanine loans (continued)
77 Commercial				9.00%	12/9/2025	1/6/2031	27,500	27,500	-	27,500	3.7
Natura Gardens				8.12%	10/14/2025	11/1/2030	22,700	22,434	-	22,700	3.0
Puck Building				10.00%	5/20/2025	10/1/2034	15,000	14,930	9,375	15,000	2.0
ECI Multifamily Portfolio
ECI Mezzanine fixed rate loan				8.26%	5/9/2025	6/9/2030	12,000	11,981	-	12,000	1.6
ECI Mezzanine variable rate loan	SOFR	4.46%	3.00%	8.24%	5/9/2025	6/9/2030	3,000	2,977	-	3,000	0.4
							$240,200	$239,262	$9,375	$240,200	32.2%
Investments in debt securities
CMBS
SHRN 2025-MF18 E⁽⁵⁾	SOFR	2.95%	2.95%	6.70%	10/7/2025	10/15/2040	$45,000	$45,000	$-	$45,021	6.0%
RFR 2025-SGRM E⁽⁵⁾				7.27%	9/10/2025	3/11/2041	17,915	18,037	-	18,270	2.5
BX 2021-RISE G⁽⁵⁾	SOFR	3.06%	2.95%	6.81%	8/7/2025	11/15/2036	13,948	13,974	-	13,927	1.9
BSTN 2025-HUB HRR				9.74%	9/29/2025	4/13/2041	11,393	11,393	-	11,452	1.5
CSTL 2024-GATE E⁽⁵⁾				6.96%	11/13/2025	11/10/2041	11,024	11,121	-	11,279	1.5
ICNQ 2024-MF E⁽⁵⁾				6.35%	10/14/2025	12/10/2034	10,927	10,780	-	10,963	1.5
ELP 2025-ELP E⁽⁵⁾				6.45%	11/14/2025	11/13/2042	10,500	10,522	-	10,543	1.4
TAURS 2025-UK3A E(5)(6)	SONIA	3.80%	0.00%	7.88%	6/26/2025	7/20/2035	9,540	9,741	-	9,529	1.3
BBCMS 2025-C35 E				3.50%	7/10/2025	7/15/2058	17,295	8,450	-	9,056	1.2
BBCMS 2025-C35 KRR				6.17%	7/10/2025	7/15/2058	24,022	8,419	-	8,667	1.2
BMARK 2025-B41 JRR				6.34%	8/15/2025	7/15/2068	21,238	7,832	-	7,586	1.0
NYC 2025-77C E				6.26%	12/8/2025	1/10/2038	7,096	7,096	-	7,124	1.0
BSTN 2025-HUB E⁽⁵⁾				7.13%	9/29/2025	4/13/2041	6,986	6,986	-	7,026	0.9
BMARK 2025-B41 F				3.50%	8/15/2025	7/15/2068	12,135	5,895	-	6,461	0.9
BSTN 2025-HUB D⁽⁵⁾				6.16%	10/29/2025	4/13/2041	6,000	6,000	-	6,054	0.8
BBCMS 2025-C35 JRR				6.17%	7/10/2025	7/15/2058	11,531	5,537	-	5,724	0.8
BMP 2024-MF23 E	SOFR	3.39%	3.39%	7.14%	12/16/2025	6/15/2041	5,654	5,672	-	5,663	0.8
MHC 2021-MHC G⁽⁵⁾	SOFR	3.32%	3.20%	7.07%	7/11/2025	4/15/2038	5,600	5,600	-	5,606	0.8
FS 2023-4SZN D⁽⁵⁾				9.08%	6/3/2025	11/10/2039	5,243	5,415	-	5,437	0.7
SHR 2024-LXRY D⁽⁵⁾	SOFR	3.60%	3.60%	7.35%	6/18/2025	10/15/2041	5,110	5,122	-	5,125	0.7
BFLD 2025-660F D⁽⁵⁾	SOFR	2.75%	2.75%	6.50%	10/21/2025	11/15/2042	5,000	5,000	-	5,023	0.7
BX 2025-VLT6 D⁽⁵⁾	SOFR	2.59%	2.59%	6.34%	9/3/2025	3/15/2042	4,986	4,981	-	4,952	0.7
ARZ 2024-BILT F⁽⁵⁾				8.27%	6/12/2025	6/11/2039	4,770	4,905	-	4,916	0.7
SREIT 2021-MFP2 F⁽⁵⁾	SOFR	2.73%	2.62%	6.48%	6/4/2025	11/15/2036	4,401	4,402	-	4,398	0.6
INV 2024-IND D⁽⁵⁾	SOFR	3.09%	3.09%	6.84%	6/12/2025	11/15/2041	4,400	4,395	-	4,395	0.6
SFO 2021-555 E⁽⁵⁾	SOFR	3.01%	2.90%	6.76%	12/8/2025	5/15/2038	3,899	3,838	-	3,864	0.5

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments in debt securities (continued)
CMBS (continued)
WFCM 2016-LC24 B⁽⁵⁾				3.62%	9/11/2025	10/15/2049	4,000	3,825	-	3,853	0.5
COMM 2025-180W E⁽⁵⁾				7.36%	7/28/2025	8/10/2042	3,640	3,621	-	3,682	0.5
BMARK 2025-B41 G				3.50%	8/15/2025	7/15/2068	9,102	3,611	-	3,634	0.5
RFR 2025-SGRM F⁽⁵⁾				8.23%	12/15/2025	3/11/2041	2,721	2,793	-	2,784	0.4
CSTL 2025-GATE2 E⁽⁵⁾				6.35%	10/23/2025	11/10/2042	2,521	2,521	-	2,515	0.3
MHP 2021-STOR G⁽⁵⁾	SOFR	2.86%	2.75%	6.62%	5/20/2025	7/15/2038	2,250	2,250	-	2,243	0.3
SCG 2025-DLFN E	SOFR	2.95%	2.95%	6.70%	11/4/2025	3/15/2035	2,000	2,006	-	1,988	0.3
BX 2022-AHP E⁽⁵⁾	SOFR	3.04%	3.04%	6.79%	8/8/2025	1/17/2039	1,863	1,839	-	1,857	0.3
BLP 2024-IND2 E⁽⁵⁾	SOFR	3.69%	3.69%	7.44%	5/20/2025	3/15/2041	1,722	1,722	-	1,719	0.2
SCG 2025-SNIP E⁽⁵⁾	SOFR	3.40%	3.40%	7.15%	9/9/2025	9/15/2042	1,680	1,680	-	1,684	0.2
NYC 2025-300P E⁽⁵⁾				7.39%	11/13/2025	7/13/2042	1,582	1,613	-	1,603	0.2
ARES1 2025-IND3 E⁽⁵⁾	SOFR	3.55%	3.55%	7.30%	8/21/2025	4/15/2042	1,415	1,415	-	1,416	0.2
SHR 2024-LXRY E⁽⁵⁾	SOFR	4.45%	4.45%	8.20%	6/25/2025	10/15/2041	1,221	1,223	-	1,230	0.2
EQUS 2021-EQAZ E⁽⁵⁾	SOFR	2.56%	2.30%	6.32%	6/10/2025	10/15/2038	398	395	-	397	0.1
BX 2021-LBA GJV⁽⁵⁾	SOFR	3.11%	3.00%	6.87%	5/1/2025	2/15/2036	287	281	-	284	0.0
UBSCM 2017-C4 C				4.53%	11/14/2025	10/15/2050	208	193	-	196	0.0
INV 2024-IND E	SOFR	4.24%	4.24%	7.99%	9/17/2025	11/15/2041	178	178	-	178	0.0
							$322,401	$267,279	$-	$269,324	36.4%
RMBS(6)
GSMBS 2023-CCM1 B2⁽⁵⁾				7.41%	7/17/2025	8/25/2053	$6,792	$6,763	$-	$6,773	0.9%
PRKCM 2023-AFC2 B2⁽⁵⁾				8.15%	6/11/2025	6/25/2058	4,786	4,787	-	4,804	0.6
VISIO 2023-2 B2⁽⁵⁾				7.71%	8/4/2025	10/25/2058	4,624	4,624	-	4,622	0.6
COLT 2025-6 B1⁽⁵⁾				7.21%	6/13/2025	8/25/2070	3,500	3,501	-	3,546	0.5
COLT 2024-7 B2⁽⁵⁾				7.14%	9/16/2025	12/26/2069	3,478	3,492	-	3,483	0.5
NRZT 2024-NQM1 B2⁽⁵⁾				7.98%	9/4/2025	3/25/2064	3,290	3,313	-	3,305	0.4
BRAVO 2024-NQM3 B2⁽⁵⁾				8.33%	7/9/2025	3/25/2064	3,256	3,309	-	3,312	0.4
NRZT 2023-NQM1 B1⁽⁵⁾				7.49%	7/8/2025	10/25/2063	3,000	3,006	-	3,024	0.4
COLT 2024-2 B2⁽⁵⁾				8.35%	7/16/2025	4/25/2069	2,500	2,537	-	2,531	0.3
PRKCM 2024-AFC1 B2⁽⁵⁾				8.40%	9/3/2025	3/25/2059	2,035	2,063	-	2,073	0.3
BRAVO 2024-NQM5 B2⁽⁵⁾				8.08%	7/17/2025	6/25/2064	2,000	2,028	-	2,031	0.3
RCKT 2024-CES2 B2⁽⁵⁾				9.58%	6/17/2025	4/25/2044	1,922	1,981	-	1,982	0.3
PRPM 2024-NQM3 B1⁽⁵⁾				7.40%	9/12/2025	8/25/2069	1,500	1,512	-	1,519	0.2
COLT 2024-INV3 B2⁽⁵⁾				7.87%	8/5/2025	9/25/2069	1,420	1,429	-	1,433	0.2
COLT 2024-6 B2				7.48%	9/3/2025	11/25/2069	1,335	1,345	-	1,343	0.2
BRAVO 2024-NQM6 B2⁽⁵⁾				8.00%	8/13/2025	8/1/2064	1,300	1,316	-	1,322	0.2

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments in debt securities (continued)
RMBS(6) (continued)
PRKCM 2023-AFC3 B2⁽⁵⁾				7.77%	6/11/2025	9/25/2058	1,250	1,249	-	1,255	0.2
HOMES 2024-AFC1 B1⁽⁵⁾				6.89%	12/16/2025	8/25/2059	1,181	1,160	-	1,184	0.2
GCAT 2024-NQM2 B2⁽⁵⁾				7.96%	7/17/2025	6/25/2059	713	720	-	724	0.1
COLT 2025-5 B2				7.51%	11/17/2025	5/25/2070	578	581	-	579	0.1
DRMT 2025-INV1 B1				6.68%	11/4/2025	11/25/2060	569	569	-	565	0.1
MSRM 2024-NQM5 B1B⁽⁵⁾				7.37%	11/7/2025	10/25/2069	487	491	-	484	0.1
COLT 2025-INV2 B2				7.10%	11/21/2025	2/25/2070	226	225	-	224	0.0
COLT 2025-3 B2				7.29%	11/21/2025	3/25/2070	211	211	-	210	0.0
							$51,953	$52,212	$-	$52,328	7.1%
Corporate debt(6)
CPKLN 6.875 2032 REGS(5)				6.88%	10/14/2025	8/28/2032	$10,587	$10,466	$-	$10,578	1.4%
PK 4.875 2029 144A				4.88%	11/19/2025	5/15/2029	2,937	2,838	-	2,864	0.4
PK 5.875 2028 144A				5.88%	11/20/2025	10/1/2028	2,308	2,302	-	2,307	0.3
SERVAT FRN 04/23/2030	EURIBOR	6.25%		8.29%	10/9/2025	4/23/2030	1,057	1,077	-	1,082	0.1
PEB 6.375 10/15/2029 144A				6.38%	11/18/2025	10/15/2029	822	832	-	841	0.1
							$17,711	$17,515	$-	$17,672	2.3%
Interest-only securities
BBCMS 2025-C35 XE				2.67%	7/10/2025	7/15/2058	$17,295	$2,555	$-	$2,651	0.4%
BMARK 2025-B41 XF				2.84%	8/15/2025	7/15/2068	12,135	2,075	-	2,136	0.3
BMARK 2025-B41 XG				2.84%	8/15/2025	7/15/2068	9,102	1,402	-	1,465	0.2
COMM 2025-180W X⁽⁵⁾				1.35%	7/28/2025	8/10/2042	10,024	852	-	569	0.1
							$48,556	$6,884	$-	$6,821	1.0%
CLOs
MF1 2022-FL9 C⁽⁵⁾	SOFR	3.70%	3.70%	7.43%	5/1/2025	6/19/2037	$2,878	$2,878	$-	$2,884	0.4%
LNCR 2022-CRE7 C(6)	SOFR	2.50%	2.50%	6.44%	11/18/2025	1/17/2037	1,000	1,000	-	996	0.1
MF1 2022-FL8 C(6)	SOFR	2.20%	2.20%	5.93%	6/24/2025	2/19/2037	448	441	-	444	0.1
							$4,326	$4,319	$-	$4,324	0.6%
Term Loans
BAYCLU TL B 1L 06/2031	SOFR	3.75%		7.41%	6/4/2025	6/27/2031	$1,281	$1,278	$-	$1,287	0.2%
							$1,281	$1,278	$-	$1,287	0.2%
Total investments - non-controlled/non-affiliated							$1,628,275	$1,516,173	$55,918	$1,528,317	205.2%
Total investments							$1,628,275	$1,516,173	$55,918	$1,528,317	205.2%

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Cash and cash equivalents
Dreyfus Government Cash Management	3.65%	$38,157	$38,157	$-	$38,157	5.1%
Other cash and cash equivalents		173	173	-	173	0.0%
Total investments, cash and cash equivalents		$1,666,605	$1,554,503	$55,918	$1,566,647	210.3%
(1)For variable rate investments, which bear interest at a rate that is determined by reference to a benchmark index rate, primarily one‑month term Secured Overnight Financing Rate ("SOFR"), the interest rate includes SOFR and other index rates, as applicable, in effect for each investment as of December 31, 2025. In certain cases, the interest rate is reflective of interest rate floors.
(2)Maturity date is based on the fully extended maturity date of the instrument for investments in loans or rated final distribution date for investments in debt securities; however investments may be repaid before such date.
(3)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "1940 Act"), the Company is generally deemed to "control" a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is generally deemed an "affiliated person" of a portfolio company if the Company owns 5% or more of the portfolio company's outstanding voting securities. As of December 31, 2025, the Company did not own more than 5% of a portfolio company's outstanding voting securities.
(4)Investments in loans were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser, as the Valuation Designee (refer to Note 2 and Note 8), pursuant to the Company's valuation policy.
(5)All or a portion of the Company's investment has been pledged as collateral under the Company's secured debt agreements.
(6)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2025, non-qualifying assets represented 5.3% of the Company's total assets as calculated in accordance with regulatory requirements.
(7)For interest-only securities, the outstanding principal balance represents the notional amount of such securities.
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)
ADDITIONAL INFORMATION

	December 31, 2025
Interest Rate Derivatives(1)	Counterparty	Company Receives(2)	Company Pays	Maturity Date	Notional Amount	Fair Value	Unrealized Gain (Loss)(3)
Interest rate swap	Royal Bank of Canada	SOFR	3.3%	10/27/2030	$2,500	$14	$14
Interest rate swap	Royal Bank of Canada	SOFR	3.4%	4/1/2031	20,500	6	6
Interest rate swap	Royal Bank of Canada	SOFR	3.4%	11/10/2030	4,500	6	6
Interest rate swap	Royal Bank of Canada	SOFR	3.4%	5/17/2030	4,000	(1)	(1)
Interest rate swap	Royal Bank of Canada	SOFR	3.3%	5/20/2029	3,500	(2)	(2)
Interest rate swap	Royal Bank of Canada	SOFR	3.4%	12/10/2030	6,500	(13)	(13)
Interest rate swap	Royal Bank of Canada	SOFR	3.3%	9/8/2027	20,000	(22)	(22)
Interest rate swap	Royal Bank of Canada	SOFR	3.7%	8/19/2034	7,500	(46)	(46)
Interest rate swap	Royal Bank of Canada	SOFR	3.8%	7/14/2034	8,500	(71)	(71)
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/17/2029	7,000	(72)	(72)
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/6/2029	9,000	(86)	(86)
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/4/2029	12,000	(111)	(111)
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/9/2029	14,000	(133)	(133)
Interest rate swap	Royal Bank of Canada	SOFR	3.7%	7/15/2032	77,707	(755)	(755)
Total interest rate swaps					$197,207	$(1,286)	$(1,286)
(1)For interest rate swap agreements, the Company generally does not receive any upfront payments or receipts.
(2)For interest rate swap agreements, the Company generally receives one-month term SOFR.
(3)The unrealized gain (loss) represents the change in fair value in the consolidated statement of operations for the period ending December 31, 2025.

	December 31, 2025
Foreign Currency Derivatives	Counterparty	Currency Purchased		Currency Sold		Settlement Date	Fair Value	Unrealized Gain (Loss)(1)
Foreign currency forward contract	Royal Bank of Canada	USD	1,050	EUR	900	1/30/2026	$(8)	$(8)
Foreign currency forward contract	Royal Bank of Canada	USD	2,390	GBP	1,795	3/10/2026	(24)	(24)
Foreign currency forward contract	Royal Bank of Canada	USD	2,773	GBP	2,085	1/28/2026	(32)	(32)
Total foreign currency forward contracts							$(64)	$(64)
(1)The unrealized gain (loss) represents the change in fair value in the consolidated statement of operations for the period ending December 31, 2025.
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
1. ORGANIZATION
Blackstone Private Real Estate Credit and Income Fund ("BREC" or the "Company") is a Delaware statutory trust formed on October 14, 2024. The Company was formed to originate, acquire, finance and manage a portfolio consisting of a broad range of real estate-related investments in or relating to private and public debt, equity or other interests on a global basis, with a primary focus in the U.S. The Company may invest in, or originate, real estate-related debt and equity securities, including senior loans, mezzanine loans, subordinated debt, mortgage-backed securities ("MBS"), B-Notes, and collateralized loan obligations ("CLOs"). The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company is externally managed by Blackstone Real Estate Special Situations Advisors L.L.C. (the "Adviser"), a subsidiary of Blackstone Inc. ("Blackstone"), and intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). The year ended December 31, 2025, represents the period from May 1, 2025 (commencement of operations) to December 31, 2025.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the requirements for reporting on Form 10-K and Article 6 and 10 of Regulation S-X.
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

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax to the extent that the Company does not distribute in a timely manner in each taxable year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (iii) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Segment Reporting
The Company operates as a single reportable segment and, as a result, the Company's segment accounting policies are consistent with those described herein. The Company has neither intra-segment sales nor transfers of assets. Refer to Note 11 for further information.
Foreign Currency
In the normal course of business, the Company enters into transactions not denominated in United States ("U.S.") dollars. Investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the reporting date. Purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.
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
Recent Accounting Pronouncements
In December 2025, the FASB issued Accounting Standards Update, or ASU, 2025-11, "Interim Reporting (Topic 270): Narrow Scope Improvements," which amends the guidance in ASC 270, Interim Reporting. The update enhances interim disclosure requirements by clarifying the information that must be presented in quarterly periods, including improved transparency regarding significant events, accounting policy updates, and material developments that occur between annual reporting dates. ASU 2025-11 also aligns certain interim reporting requirements more closely with annual disclosure objectives to promote consistency and comparability. The amendments are effective for interim periods beginning after December 15, 2027, and early adoption is permitted. The Company has not early adopted ASU 2025-11 and does not expect the adoption of ASU 2025-11 to have a material impact on the Company's consolidated financial statements.
In December 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements," which amends the guidance in ASC 815, Derivatives and Hedging. The update refines certain hedge accounting requirements, including clarifications to the designation and documentation criteria for hedge relationships, improvements to the assessment of hedge effectiveness, and enhanced disclosures intended to provide greater transparency into an entity's risk management activities involving derivatives. ASU 2025-09 is effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods, and early adoption is permitted. The Company has not early adopted ASU 2025-09 and does not expect the adoption of ASU 2025-09 to have a material impact on the Company's consolidated financial statements.
In May 2025, the FASB issued ASU 2025-03, "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity," which amends the guidance in ASC 805, Business Combinations. This update clarifies the determination of the accounting acquirer in business combinations that are primarily effected through the exchange of equity interests and involve the acquisition of a VIE. Specifically, entities are now required to consider the factors outlined in ASC 805-10-55-12 through 55-15 when determining the accounting acquirer, rather than defaulting to the primary beneficiary of the VIE as the accounting acquirer. ASU 2025-03 is effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods, and early adoption is permitted. The Company has not early adopted ASU 2025-03 and does not expect the adoption of ASU 2025-03 to have a material impact on the Company's consolidated financial statements.
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

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," ("ASU 2023-09"). ASU 2023-09 requires additional disaggregated disclosures on the entity's effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company has adopted ASU 2023-09 effective December 31, 2025, and concluded that the application of this guidance did not have a material impact on its consolidated financial statements.
3. INVESTMENTS
The following table details the composition of the Company's investments ($ in thousands):

	December 31, 2025
Type	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Outstanding Principal Balance(3)	Fair Value
Investments in loans
Senior loans	25	6.3%	9/25/2030	$941,847	$936,361
Mezzanine loans	7	8.7%	12/5/2030	240,200	240,200
Subtotal	32	6.8%	10/10/2030	1,182,047	1,176,561
Investments in debt securities
CMBS	43	6.7%	9/20/2043	322,401	269,324
RMBS	24	7.8%	3/31/2062	51,953	52,328
Corporate Debt	5	6.5%	5/2/2031	17,711	17,672
Interest-only securities	4	2.6%	6/27/2062	48,556	6,821
CLO	3	7.0%	5/2/2037	4,326	4,324
Term loans	1	7.4%	6/27/2031	1,281	1,287
Subtotal	80	6.8%	2/3/2046	446,228	351,756
Total investments	112	6.8%	4/20/2034	$1,628,275	$1,528,317
(1)For variable rate investments, which bear interest at a rate that is determined by reference to a benchmark index rate, primarily one‑month term Secured Overnight Financing Rate ("SOFR"), the interest rate includes SOFR and other index rates, as applicable, in effect for each investment as of December 31, 2025. In certain cases, the interest rate is reflective of interest rate floors.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument for investments in loans or rated final distribution date for investments in debt securities; however, investments may be repaid before such date.
(3)For interest-only securities, the outstanding principal balance represents the notional amount of such securities.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table details the property type composition of the Company's investments ($ in thousands):

	December 31, 2025
Property Type	Number of Positions	Cost Basis	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Investments in loans
Residential	11	$676,253	$681,120	45%	91%
Retail	15	207,676	210,162	14%	28%
Industrial	3	206,812	208,696	13%	28%
Office	3	75,945	76,583	5%	10%
Subtotal	32	1,166,686	1,176,561	77%	157%
Investments in debt securities
Residential	41	177,898	178,405	11%	24%
Office	10	63,146	63,934	4%	9%
Industrial	12	41,946	41,883	3%	6%
Hospitality	11	36,597	36,837	2%	5%
Retail	4	21,380	22,006	1%	3%
Self-Storage	1	3,525	3,553	1%	-%
Other	1	4,995	5,138	1%	1%
Subtotal	80	349,487	351,756	23%	48%
Total investments	$112	$1,516,173	$1,528,317	100%	205%
The following table details the geographic composition of the Company's investments ($ in thousands):

	December 31, 2025
Geography	Number of Positions	Cost Basis	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Investments in loans
United States
Sunbelt	14	$834,456	$841,338	55%	112%
Northeast	18	332,230	335,223	22%	45%
Subtotal	32	1,166,686	1,176,561	77%	157%
Investments in debt securities
United States
Sunbelt	33	161,433	162,026	11%	22%
Northeast	22	104,731	105,871	7%	15%
West	12	29,678	29,936	2%	4%
Midwest	8	25,788	26,016	2%	3%
Northwest	2	6,572	6,718	-%	1%
International	3	21,285	21,189	1%	3%
Subtotal	80	349,487	351,756	23%	48%
Total investments	112	$1,516,173	$1,528,317	100%	205%

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table details the credit ratings of the Company's investments ($ in thousands):

	December 31, 2025
Credit Rating(1)	Number of Positions	Cost Basis	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Investments in loans
Not rated	32	$1,166,686	$1,176,561	77%	157%
Subtotal	32	1,166,686	1,176,561	77%	157%
Investments in debt securities
AA-	1	3,825	3,853	-%	1%
A	4	9,300	9,276	1%	1%
BBB	11	38,364	38,223	3%	5%
BB	39	200,267	202,197	13%	28%
B	22	80,403	80,872	5%	11%
Not rated	3	17,328	17,335	1%	2%
Subtotal	80	349,487	351,756	23%	48%
Total investments	112	$1,516,173	$1,528,317	100%	205%
(1)"A" includes credit ratings of A+, A, and A-, "BBB" includes credit ratings of BBB+, BBB and BBB-, "BB" includes credit ratings of BB+, BB, and BB-, and "B" includes credit ratings of B+, B and B-.
4. BORROWINGS
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On April 1, 2025, the Company's sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of December 31, 2025, the Company's asset coverage was 191%.
As of December 31, 2025, the Company was in compliance with all covenants and other requirements of its outstanding credit agreements.
Secured Debt
The following table details the Company's secured debt ($ in thousands):

December 31, 2025
Secured credit facilities	$622,925
Asset-specific debt	197,203
Total secured debt	820,128
Deferred financing costs	(2,618)
Net book value of secured debt	$817,510
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
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Secured Credit Facilities
The Company's secured credit facilities are generally in the form of master repurchase agreements and secured by certain of its investments in loans and debt securities. The following table details the Company's secured credit facilities ($ in thousands):

	December 31, 2025
	Borrowings			Collateral Pledged
Collateral Type	Weighted Average Rate(1)	Borrowings	Weighted Average Maturity(2)	Number of Positions Pledged	Collateral(3)	Weighted Average Maturity(4)
Investments in loans
Canadian Imperial Bank of Commerce	5.1%	$146,261	11/9/2030	1	$195,556	11/9/2030
Wells Fargo Bank, N.A.	5.1%	126,525	12/9/2030	2	168,700	12/9/2030
Morgan Stanley Bank, N.A.	5.1%	113,964	7/13/2029	16	153,221	7/23/2029
Barclays Bank PLC	5.3%	86,112	7/15/2030	4	155,947	7/15/2030
Subtotal	5.2%	472,862	7/2/2030	23	673,424	7/1/2030
Investments in debt securities
Société Generale	5.2%	57,868	12/3/2026	27	104,036	6/8/2048
Citigroup Global Markets Inc.	5.2%	40,326	10/27/2026	8	65,526	10/23/2043
Royal Bank of Canada	5.1%	36,357	10/29/2026	10	61,087	10/14/2039
Canadian Imperial Bank of Commerce	4.9%	15,512	11/6/2026	8	32,992	9/16/2038
Subtotal	5.2%	150,063	11/12/2026	53	263,641	2/21/2044
Total	5.2%	$622,925	8/16/2029	76	$937,065	5/6/2034
(1)For investments in loans, the weighted average borrowing rate is determined by reference to a benchmark index rate, primarily one‑month term SOFR. For investments in debt securities, the weighted average borrowing rate is determined by reference to a benchmark index rate, primarily overnight SOFR.
(2)For investments in loans, the weighted-average maturity of borrowings outstanding is generally calculated based on the maximum maturity date of the collateral pledged, assuming all extension options are exercised by the borrower. In certain instances, the maturity date of the respective secured credit facility is used. For investments in debt securities, the Company's secured debt is generally aligned to a one-year maturity and extended on an as needed basis by the Company.
(3)Represents the fair market value of the collateral pledged.
(4)Weighted average maturity date is based on the fully extended maturity date of the instrument for investments in loans or rated final distribution date for investments in debt securities; however, investments may be repaid before such date.
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
The Company's secured credit facilities generally permit it to increase or decrease the amount advanced against the pledged collateral in the Company's discretion within certain maximum/minimum amounts and frequency limitations. As of December 31, 2025, there was an aggregate $88.1 million available to be drawn at the Company's discretion under the Company's secured credit facilities.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Asset-Specific Debt
The Company's asset-specific debt is generally in the form of master loan and security agreements and is secured by certain investments in loans. The following table details the Company's asset-specific debt ($ in thousands):

	December 31, 2025
	Borrowings			Collateral Pledged
Collateral Type	Weighted Average Rate(1)	Borrowings	Weighted Average Maturity(2)	Number of Positions Pledged	Collateral(3)	Weighted Average Maturity(4)
Investments in loans
Standard Chartered Bank	5.1%	$150,750	11/9/2030	1	$201,000	11/9/2030
HSBC Bank USA, N.A.	5.2%	46,453	10/9/2030	1	61,937	10/9/2030
Total	5.1%	$197,203	11/1/2030	2	$262,937	11/1/2030
(1)For investments in loans, the weighted average borrowing rate is determined by reference to a benchmark index rate, primarily one‑month term SOFR.
(2)For investments in loans, the weighted-average maturity of borrowings outstanding is generally calculated based on the maximum maturity date of the collateral pledged, assuming all extension options are exercised by the borrower. In certain instances, the maturity date of the respective secured credit facility is used.
(3)Represents the fair market value of the collateral pledged.
(4)Weighted average maturity date is based on the fully extended maturity date of the instrument for investments in loans; however, investments may be repaid before such date.
Components of Interest Expense
The components of interest expense for the Company's secured debt were as follows ($ in thousands):

For the Year Ended December 31, 2025
Interest incurred on amounts borrowed	$14,755
Amortization of deferred financing costs	537
Total interest expense	$15,292
5. DERIVATIVES
The objective of the Company's use of derivative financial instruments is to minimize the risks and/or costs associated with the Company's investments and/or financing transactions. These derivatives may or may not qualify under the hedge accounting requirements of ASC 815 – "Derivatives and Hedging." Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks. Refer to Note 2 for additional discussion of derivatives. As of December 31, 2025, the Company has not designated any derivatives as hedges.
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

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table details the Company's outstanding interest rate derivatives ($ in thousands):

	December 31, 2025
Interest Rate Derivatives(1)	Counterparty	Company Receives(2)	Company Pays	Maturity Date	Notional Amount	Fair Value	Unrealized Gain (Loss)(3)
Interest rate swap	Royal Bank of Canada	SOFR	3.3%	10/27/2030	$2,500	$14	$14
Interest rate swap	Royal Bank of Canada	SOFR	3.4%	4/1/2031	20,500	6	6
Interest rate swap	Royal Bank of Canada	SOFR	3.4%	11/10/2030	4,500	6	6
Interest rate swap	Royal Bank of Canada	SOFR	3.4%	5/17/2030	4,000	(1)	(1)
Interest rate swap	Royal Bank of Canada	SOFR	3.3%	5/20/2029	3,500	(2)	(2)
Interest rate swap	Royal Bank of Canada	SOFR	3.4%	12/10/2030	6,500	(13)	(13)
Interest rate swap	Royal Bank of Canada	SOFR	3.3%	9/8/2027	20,000	(22)	(22)
Interest rate swap	Royal Bank of Canada	SOFR	3.7%	8/19/2034	7,500	(46)	(46)
Interest rate swap	Royal Bank of Canada	SOFR	3.8%	7/14/2034	8,500	(71)	(71)
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/17/2029	7,000	(72)	(72)
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/6/2029	9,000	(86)	(86)
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/4/2029	12,000	(111)	(111)
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/9/2029	14,000	(133)	(133)
Interest rate swap	Royal Bank of Canada	SOFR	3.7%	7/15/2032	77,707	(755)	(755)
Total interest rate swaps					$197,207	$(1,286)	$(1,286)
(1)For interest rate swap agreements, the Company generally does not receive any upfront payments or receipts.
(2)For interest rate swap agreements, the Company generally receives one-month term SOFR.
(3)The unrealized gain (loss) represents the change in fair value in the consolidated statement of operations for the period ending December 31, 2025.
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
The following table details the Company's outstanding foreign currency forward contracts (amounts in thousands):

	December 31, 2025
Foreign Currency Derivatives	Counterparty	Currency Purchased		Currency Sold		Settlement Date	Fair Value	Unrealized Gain (Loss)(1)
Foreign currency forward contract	Royal Bank of Canada	USD	1,050	EUR	900	1/30/2026	$(8)	$(8)
Foreign currency forward contract	Royal Bank of Canada	USD	2,390	GBP	1,795	3/10/2026	(24)	(24)
Foreign currency forward contract	Royal Bank of Canada	USD	2,773	GBP	2,085	1/28/2026	(32)	(32)
Total foreign currency forward contracts							$(64)	$(64)
(1)The unrealized gain (loss) represents the change in fair value in the consolidated statement of operations for the period ending December 31, 2025.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Financial Statement Impact
The following table details the Company's outstanding derivatives ($ in thousands):

	December 31, 2025
	Fair Value of Derivatives in an Asset Position	Fair Value of Derivatives in a Liability Position
Foreign currency forward contract	$—	$(64)
Interest rate swap	26	(1,312)
Total	$26	$(1,376)
The following tables present the effect of the Company's derivative financial instruments on its consolidated statements of operations ($ in thousands):

	For the Year Ended December 31, 2025
	Interest Rate Swaps	Foreign Currency Forward Contract	Total
Unrealized gain (loss)	$(1,286)	$(64)	$(1,350)
Realized gain	351	135	486
Total	$(935)	$71	$(864)
Credit-Risk Related Contingent Features
The Company has entered into agreements with certain of the Company's derivative counterparties that contain provisions whereby if the Company was to default on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Company may also be declared in default on the Company's derivative obligations. In addition, certain of the Company's agreements with the Company's derivative counterparties require that the Company post collateral to restricted cash accounts when a derivative is in a liability position. As of December 31, 2025, the Company was in a net liability position with the Company's counterparties and has posted collateral of $2.4 million.
6. NET ASSETS
The following tables present transactions in Common Shares ($ in thousands):

	For the Year Ended December 31, 2025
	Shares	Amount
Subscriptions	$28,630,433	$730,503
Share repurchases	—	—
Net increase	$28,630,433	$730,503
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

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents each month-end NAV per share for the Common Shares for the year ended December 31, 2025:

For the Months Ended	NAV per Share
May 31, 2025	$25.09
June 30, 2025	$25.22
July 31, 2025	$25.50
August 31, 2025	$25.61
September 30, 2025	$25.77
October 31, 2025	$25.96
November 30, 2025	$26.01
December 31, 2025	$26.07
Distributions
The Board authorizes and declares monthly distribution amounts per share of the Company's Common Shares. The following table presents distributions that were declared and payable during the year ended December 31, 2025 ($ in thousands, except per share amounts):

Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
May 30, 2025	May 31, 2025	June 27, 2025	$0.1302	$260
June 30, 2025	June 30, 2025	July 28, 2025	0.1359	1,196
July 31, 2025	July 31, 2025	August 27, 2025	0.1419	1,417
August 31, 2025	August 31, 2025	September 29, 2025	0.1541	2,022
September 30, 2025	September 30, 2025	October 27, 2025	0.1707	2,673
October 31, 2025	October 31, 2025	November 26, 2025	0.1718	4,290
November 30, 2025	November 30, 2025	December 29, 2025	0.1785	4,870
December 31, 2025	December 31, 2025	January 27, 2026	0.1842	5,275
Total			$1.2673	$22,003
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

The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares ($ in thousands, except per share amounts):

	For the Year Ended December 31, 2025
Source of Distribution	Per Share	Amount
Net investment income	$1.2673	$22,003
Net realized gains	—	—
Total	$1.2673	$22,003
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
There have been no share repurchases during the year ended December 31, 2025.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
7. FINANCIAL HIGHLIGHTS
The following are the Company's financial highlights ($ in thousands):

Per Share Data:(1)	For the Year Ended December 31, 2025
Net asset value, beginning of period	$25.00
Net investment income	1.56
Net unrealized and realized gains	0.78
Net increase in net assets resulting from operations	2.34
Distributions from net investment income(2)	(1.27)
Distributions from net realized gains(2)	—
Net decrease in net assets from shareholders' distributions	(1.27)
Total increase in net assets	1.07
Net asset value, end of period	$26.07
Shares outstanding, end of period	28,630,433
Total return based on NAV(3)	9.5%
Ratios:
Ratio of net expenses to average net assets(4)	5.7%
Ratio of net investment income to average net assets(4)	9.3%
Portfolio turnover rate(5)	3.9%
Supplemental Data:
Net assets, end of period	$746,365
Asset coverage ratio	191.3%
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
(4)For the year ended December 31, 2025, amounts are annualized except for organizational costs, and excise tax, if any. For year ended December 31, 2025, the ratio of total operating expenses to average net assets was 8.0%, on an annualized basis, excluding the effect of expense support/(recoupment).
(5)The Company commenced operations on May 1, 2025. As a result, all investments in the Company's portfolio were purchased during the year ended December 31, 2025.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
8. FAIR VALUES
Assets and Liabilities Carried at Fair Value
The following table summarizes the fair value hierarchy of the Company's assets and liabilities carried at fair value ($ in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investments in loans	$—	$—	$1,176,561	$1,176,561
Investments in debt securities	—	351,756	—	351,756
Derivatives	—	26	—	26
Total	$—	$351,782	$1,176,561	$1,528,343
Liabilities:
Derivatives	$—	$(1,376)	$—	$(1,376)
Total	$—	$(1,376)	$—	$(1,376)
The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value ($ in thousands):

Investments in Loans	For the Year Ended December 31, 2025
Fair value, beginning of period	$—
Principal fundings of investments in loans	1,205,995
Origination and other fees received on investments in loans	(8,063)
Principal collections from investments in loans	(33,828)
Net accretion of discount and amortization of premium on investments	2,582
Net unrealized gain	9,875
Fair value, end of period	$1,176,561
The following table presents quantitative information about the significant unobservable inputs used in the valuation of the Company's Level 3 financial instruments ($ in thousands). This table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company's determination of fair value.

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate(1)	Impact to Valuation from an Increase in Input
Assets
Investments in loans	$1,176,561	Yield method	Market yield	6.9%	Decrease
(1)The significant unobservable input used in the valuation of the Company's investment in loans is the market yield which ranged from 5.5% to 10.0%.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Financial Instruments Not Carried at Fair Value
The following table presents the book value, face amount, and fair value of the Company's financial assets and liabilities not recorded at fair value ($ in thousands):

	December 31, 2025
	Book Value	Face Amount	Fair Value
Financial assets:
Cash and cash equivalents	$38,330	$38,330	$38,330
Restricted cash	2,415	2,415	2,415
Financial liabilities:
Secured debt, net	817,510	820,128	820,128
Estimates of fair value for cash and cash equivalents, and restricted cash are measured using observable, quoted market prices, or Level 1 inputs. Estimates of fair value for secured debt are based on the rate at which a similar credit facility would currently be priced. The inputs used in determining the Company's secured debt are considered Level 3. Refer to Note 2 for further discussion regarding fair value measurement of certain of the Company's assets and liabilities.
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
The Adviser's services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to the Company are not impaired. Pursuant to the Investment Advisory Agreement, the Adviser does not charge any advisory fees to the Company.
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
During the year ended December 31, 2025, the Company incurred administrative services expenses of $0.4 million.

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
Expense Support and Conditional Reimbursement Agreement
The Company has entered into an amended and restated expense support and conditional reimbursement agreement with the Adviser (the "Expense Agreement"). The Adviser may elect to pay certain of the Company's expenses on its behalf, provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. The Company shall be obligated to make reimbursement payments to the Adviser, subject to certain limitations described in the Expense Agreement for a period of three years from when such payments were made by the Adviser. The Company's obligation to make a reimbursement payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.
The following table presents a summary of the expense payments and related reimbursement payments since the Company's commencement of operations ($ in thousands):

For the Month Ended	Expense Payments by Adviser	Reimbursement to Adviser	Unreimbursed Expense Payments
May 31, 2025	$2,241	$—	$2,241
June 30, 2025	1,474	—	1,474
July 31, 2025	482	—	482
August 31, 2025	1,118	—	1,118
September 30, 2025	416	—	416
October 31, 2025	386	—	386
November 30, 2025	552	—	552
December 31, 2025	380	—	380
Total	$7,049	$—	$7,049
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
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Affiliate Services
The Company has engaged certain portfolio companies owned by Blackstone-advised investment vehicles, to provide, as applicable, management services and operations services, and corporate support services. The following table details the amounts incurred for affiliate service provides ($ in thousands):

For the Year Ended December 31, 2025
Revantage Corporate Services, LLC(1)	$2
BRIO Real Estate, L.L.C.(2)	334
Total	$336
(1)Revantage Corporate Services, LLC is a portfolio company owned by Blackstone-advised investment vehicles, that provides, as applicable, corporate support services, operational services, and management services. These services are provided on an allocated cost basis.
(2)BRIO Real Estate, LLC is a portfolio company owned by Blackstone-advised investment vehicles that provides, as applicable, corporate support services, operational services, and management services. These services are provided on an allocated cost basis.
Other Transactions
For the year ended December 31, 2025, the Company closed on $823.6 million of loan commitments for eleven loans to unaffiliated third parties in which Blackstone-advised investment vehicles also invested at the same level of the capital structure on a pari passu basis.
As of December 31, 2025, the Company owned investments in debt securities issued by affiliates of other Blackstone-advised vehicles with a total fair value of $21.0 million, or 6.0% of total investments of debt securities.
10. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments Under Investments in Loans
As of December 31, 2025, the Company had aggregate unfunded commitments of $55.9 million across ten loans, and $21.4 million of committed or identified financings for those commitments, resulting in net unfunded commitments of $34.5 million. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. The Company's loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing the Company's loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. The Company expects to fund the Company's loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 3.6 years.
Expense Support and Conditional Reimbursement Agreement
As of December 31, 2025, pursuant to the Expense Agreement the Adviser paid $7.0 million of the Company's expenses on its behalf. Refer to Note 9 for further discussion of the Expense Agreement.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Principal Debt Repayments
The Company's contractual principal debt repayments as of December 31, 2025, were as follows ($ in thousands):

Year	Secured Credit Facilities(1)	Asset-Specific Debt(1)	Total
2026	$155,001	$—	$155,001
2027	19,605	—	19,605
2028	—	—	—
2029	34,188	—	34,188
2030	414,131	197,203	611,334
Thereafter	—	—	—
Total obligation	$622,925	$197,203	$820,128
(1)    The Company's secured debt and asset-specific debt agreements secured by investments in loans are generally term-matched to their underlying collateral. Therefore, the allocation of payments under such agreements is generally allocated based on the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower. In limited instances, the maturity date of the respective debt agreement is used.
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
The Company's CODM reviews, among other things, the net increase in net assets resulting from operations that is reported on the consolidated statement of operations to make decisions, allocate resources and assess performance and does not evaluate the net increase in net assets resulting from operations from any separate geography or product line. The measure of segment assets is reported on the consolidated statement of assets and liabilities as total consolidated assets.
12. INCOME TAXES
Taxable income differs from net increase in net assets resulting from operations primarily due to: (i) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (ii) income or loss recognition on exited investments; and (iii) other non-deductible expenses.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which includes differences in the book and tax basis of certain assets and liabilities, and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. The Company's permanent differences were as follows ($ in thousands):

For the Year Ended December 31, 2025
Undistributed net investment income (loss)	$1,071
Accumulated net realized gain (loss)	(871)
Paid In Capital	$(200)
During the year ended December 31, 2025, permanent differences were principally related to non-deductible offering costs, gains and losses related to foreign currency, and partnership investments.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following reconciles the increase in net assets resulting from operations to taxable income ($ in thousands):

For the Year Ended December 31, 2025
Net increase in net assets resulting from operations	$37,865
Net change in unrealized appreciation	(10,677)
Realized gains (losses) for tax not included in book income	(64)
Other non-deductible expenses and excise taxes	200
Realized losses for tax not recognized	2
Taxable/distributable income	$27,326
(1)Tax information for the fiscal year ended December 31, 2025 is estimated and is not considered final until the Company files its tax return.
The components of accumulated gains / losses as calculated on a tax basis were as follows ($ in thousands):

For the Year Ended December 31, 2025
Distributable ordinary income	$5,324
Capital losses carried forward	(2)
Other temporary book/tax differences	—
Net unrealized appreciation on investments, derivatives, and foreign currency	10,740
Total accumulated under-distributed (over-distributed) earnings	$16,062
Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized by the Company may get carried forward indefinitely, and retain their character as short‐term and/or long‐term losses. Any such losses will be deemed to arise on the first day of the next taxable year. Capital losses for the year ended December 31, 2025, which will be deemed to arise on the first day of the tax year ended December 31, 2026, were as follows ($ in thousands):

For the Year Ended December 31, 2025
Short-term:	$2
Long-term:	$—
The cost and unrealized gain (loss) of the Company's investments, as calculated on a tax basis, were as follows ($ in thousands):

For the Year Ended December 31, 2025
Gross unrealized appreciation	$13,089
Gross unrealized depreciation	(881)
Net unrealized appreciation (depreciation)	$12,208

Tax cost of investments	$1,516,109
All of the dividends declared during the year ended December 31, 2025 were derived from ordinary income, as determined on a tax basis.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
13. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of December 31, 2025, except as discussed below.
January Subscriptions and Distribution Declaration
The Company received $50.0 million of net proceeds relating to the issuance of Common Shares for subscriptions effective January 1, 2026.
On January 30, 2026, the Company's Board declared net distributions of $0.1847 per Common Share, which is payable on or about February 27, 2026, to shareholders of record as of January 31, 2026.
February Subscriptions
The Company received $30.0 million of net proceeds relating to the issuance of the Common Shares for subscriptions effective February 2, 2026.