Form 10-Q
period 2026-03-31
Blackstone Private Real Estate Credit & Income Fund
filed 2026-05-12
CIK 2049733

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
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐    No  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of April 30, 2026 was 36,668,212. Common Shares outstanding exclude May 2026 subscriptions since the issuance price is not yet finalized at this time.

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
•risks related to the demand for liquidity for the repurchase of shares and the repurchase of shares in the discretion of the Board of Trustees of the Company;
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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as updated by the Company's periodic filings with the United States Securities and Exchange Commission (the "SEC"). These projections and forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blackstone Private Real Estate Credit and Income Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost basis of $1,945,794 and $1,516,173, respectively)	$1,955,403	$1,528,317
Total investments at fair value (cost basis of $1,945,794 and $1,516,173, respectively)	1,955,403	1,528,317
Cash and cash equivalents	23,065	38,330
Restricted cash	2,436	2,415
Interest receivable from non-controlled/non-affiliated investments	7,757	7,405
Receivable for investment sold	14,390	—
Derivative assets at fair value	1,585	26
Other assets	3,988	1,287
Total assets	$2,008,624	$1,577,780
LIABILITIES
Secured debt, net	$1,079,724	$817,510
Derivative liabilities at fair value	447	1,376
Due to affiliates	1,753	1,715
Distribution payable	6,507	5,274
Accrued expenses and other liabilities	2,507	5,540
Total liabilities	1,090,938	831,415
Commitments and contingencies (Note 10)
NET ASSETS
Common Shares, $0.01 par value (35,136,818 and 28,630,433 shares issued and outstanding, respectively)	351	286
Additional paid-in capital	899,951	730,017
Distributable earnings	17,384	16,062
Total net assets	917,686	746,365
Total liabilities and net assets	$2,008,624	$1,577,780

NET ASSET VALUE PER SHARE	March 31, 2026	December 31, 2025
Net assets	$917,686	$746,365
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	35,136,818	28,630,433
Net asset value per share	$26.12	$26.07
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Real Estate Credit and Income Fund
Consolidated Statement of Operations
(in thousands)
(Unaudited)

Three Months Ended March 31, 2026
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$30,920
Total investment income	30,920
Expenses:
Interest expense	10,810
Other general & administrative	1,843
Amortization of continuous offering costs	201
Total expenses	12,854
Expense support	(1,408)
Net expenses	11,446
Net investment income before tax expense	19,474
Excise tax expense	156
Net investment income after tax expense	19,318
Realized and unrealized gain (loss):
Unrealized gain (loss):
Non-controlled/non-affiliated investments	(2,084)
Derivative instruments	2,489
Foreign currency transactions	(1,177)
Net unrealized loss	(772)
Realized gain (loss):
Non-controlled/non-affiliated investments	917
Derivative instruments	(81)
Foreign currency transactions	(38)
Net realized gain	798
Net realized and unrealized gain	26
Net increase in net assets resulting from operations	$19,344
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Real Estate Credit and Income Fund
Consolidated Statement of Changes in Net Assets
(in thousands)
(Unaudited)

Three Months Ended March 31, 2026
Operations:
Net investment income	$19,318
Net unrealized gain	(772)
Net realized gain	798
Net increase in net assets resulting from operations	19,344
Distributions to common shareholders:
Net decrease in net assets resulting from distributions	(18,023)
Share transactions:
Proceeds from shares sold	170,000
Net increase from share transactions	170,000
Total increase in net assets	171,321
Net assets, beginning of period	746,365
Net assets, end of period	$917,686
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Real Estate Credit and Income Fund
Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

Three Months Ended March 31, 2026
Cash flows from operating activities:
Net increase in net assets resulting from operations	$19,344
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized loss on investments	2,084
Net unrealized gain on derivative instruments	(2,489)
Net unrealized loss on foreign currency transactions	1,177
Realized gain on investments	(917)
Realized loss on foreign currency transactions	38
Net accretion of discount and amortization of premium on investments	(1,952)
Amortization of deferred financing costs	515
Amortization of offering costs	201
Principal fundings of investments in loans and other notes	(535,884)
Origination and other fees received on investments in loans and other notes	5,371
Principal collections from investments in loans and other notes	19,323
Purchases of investments in debt securities	(84,352)
Proceeds from sale/repayment of investments in debt securities	168,212
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(352)
Other assets	(2,902)
Due to affiliates	(479)
Receivable for investment sold	(14,390)
Accrued expenses and other liabilities	(3,033)
Net cash used in operating activities	(430,485)
Cash flows from financing activities:
Borrowings of secured debt	818,725
Repayments of secured debt	(556,197)
Proceeds from issuance of common shares	170,000
Distributions paid in cash	(16,789)
Net cash provided by financing activities	415,739
Net decrease in cash, cash equivalents, and restricted cash	(14,746)
Effect of foreign exchange rate changes on cash and cash equivalents	(498)
Cash, cash equivalents, and restricted cash, at beginning of period	40,745
Cash and cash equivalents, and restricted cash end of period	$25,501
Reconciliation of cash, cash equivalents and restricted cash to the consolidated statement of assets and liabilities:
Cash and cash equivalents	$23,065
Restricted cash	2,436
Total Cash and cash equivalents, and restricted cash	$25,501

Supplemental information and non-cash activities:
Interest paid during the period	$11,153
Excise taxes paid	$202
Loan and other note principal payments held by servicer, net	$174
Distribution payable	$6,507
Accrued but unpaid deferred financing costs	$518
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments	Reference Rate	Spread	Floor	Interest Rate(1)	Acquisition Date/ Origination Date	Maturity Date(2)	Outstanding Principal Balance(7)	Cost Basis	Unfunded Commitment	Fair Value	% of Net Assets
Investments — non-controlled/non-affiliated(3)
Investments in loans and other notes(4)
Senior loans
KKR AIP V(5)	SOFR	2.65%	2.75%	6.32%	10/28/2025	11/9/2030	$201,000	$199,306	$–	$201,000	21.9%
Karlin Multifamily Portfolio(5)	SOFR	2.60%	2.75%	6.27%	10/15/2025	11/9/2030	198,151	196,627	6,849	198,151	21.6
CBREIM Logistics Portfolio(5)	SOFR	2.15%	2.50%	5.82%	3/30/2026	4/9/2031	193,153	191,214	6,847	191,208	20.8
Ardan(5)	SOFR	2.05%	2.50%	5.73%	3/27/2026	4/9/2031	103,130	102,237	8,870	102,234	11.1
Colorado Housing Portfolio(5)	SOFR	2.35%	2.75%	6.02%	11/26/2025	12/9/2030	97,500	96,636	–	97,500	10.6
Faropoint Atlantic(5)	SOFR	2.32%	2.75%	5.99%	2/2/2026	2/9/2031	89,200	88,355	–	88,308	9.6
Cypress Ridge(5)	SOFR	2.50%	2.75%	6.17%	11/25/2025	12/9/2030	71,950	71,360	2,050	71,950	7.8
Ridge Hill(5)	SOFR	3.35%	3.00%	7.02%	9/24/2025	10/9/2030	63,070	62,511	14,053	63,070	6.9
The Journal Phase I(5)	SOFR	2.89%	3.25%	6.56%	6/30/2025	7/9/2030	59,079	58,682	921	59,079	6.4
1100 Peachtree(5)	SOFR	3.65%	3.00%	7.32%	5/27/2025	6/9/2030	35,450	35,115	15,800	35,366	3.9
Stella on the Park(5)	SOFR	2.75%	3.00%	6.42%	7/17/2025	8/9/2030	33,433	33,157	2,367	33,433	3.6
Sterling Plaza(5)	SOFR	3.45%	3.00%	7.12%	7/31/2025	8/9/2030	30,885	30,614	3,795	30,885	3.4
1305 West 7th Street(5)				4.49%	6/18/2025	6/24/2029	25,531	24,229	2,500	24,870	2.7
4700-4738 Cherry Hill Road(5)				4.10%	6/18/2025	7/1/2032	26,094	23,472	–	23,974	2.6
Lot 600 Fingerboard Road(5)				6.44%	6/18/2025	10/12/2032	14,929	14,934	–	15,013	1.6
43490 Yukon Drive(5)				7.00%	6/18/2025	6/1/2027	11,378	11,383	–	11,378	1.2
3-26 Kent Towne Market(5)				4.75%	6/18/2025	7/15/2032	11,224	10,426	–	10,738	1.2
528-556 First Colonial Road(5)				3.99%	6/18/2025	4/13/2027	9,919	9,660	–	9,707	1.1
6420 Coventry Way(5)				3.55%	6/18/2025	10/5/2030	7,029	6,395	–	6,521	0.7
5009 Westone Plaza Drive(5)				6.57%	6/18/2025	6/30/2026	6,519	6,510	–	6,518	0.7
6420 Coventry Way 2(5)				4.40%	6/18/2025	10/5/2030	5,549	5,215	–	5,323	0.6
8520 Rainswood Drive(5)				6.00%	6/18/2025	6/1/2027	4,905	4,884	705	4,905	0.5
18200-18250 Flower Hill Way(5)				4.99%	6/18/2025	12/27/2033	4,226	4,232	–	4,454	0.5
1101-1125 Nelson Street(5)				5.25%	6/18/2025	10/17/2029	3,385	3,267	–	3,310	0.4
1519 Wisconsin Avenue NW(5)				4.15%	6/18/2025	5/20/2032	3,164	2,864	–	2,896	0.3
52 Souder Road(5)				6.99%	6/18/2025	3/20/2030	2,802	2,804	–	2,802	0.3
1710 17th Street NE(5)	SOFR	2.50%		6.27%	6/18/2025	11/2/2030	2,729	2,705	–	2,709	0.3
							$1,315,384	$1,298,794	$64,757	$1,307,302	142.3%

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Mezzanine loans and B-notes
Azalea Multifamily Portfolio	SOFR	4.76%		8.43%	8/8/2025	8/9/2030	$70,000	$69,695	$–	$70,000	7.6%
Sherrin Multifamily	SOFR	4.75%		8.42%	10/9/2025	10/9/2030	50,000	49,774	–	50,000	5.5
Eagle & West	SOFR	5.45%		9.12%	6/11/2025	6/9/2030	40,000	40,000	–	40,000	4.4
Lincoln Square North				9.86%	3/11/2026	4/1/2031	40,000	39,725	–	39,722	4.3
77 Commercial				9.00%	12/9/2025	1/6/2031	27,500	27,500	–	27,500	3.0
Iron Mountain Manassas				12.98%	1/9/2026	1/9/2031	28,375	27,156	–	27,098	3.0
Natura Gardens				8.12%	10/14/2025	11/1/2030	22,700	22,448	–	22,700	2.5
Puck Building				10.00%	5/20/2025	10/1/2034	15,000	14,932	9,375	15,000	1.6
ECI Multifamily Portfolio
ECI Mezzanine fixed rate loan				8.26%	5/9/2025	6/9/2030	12,000	11,982	–	12,000	1.3
ECI Mezzanine variable rate loan	SOFR	4.46%	3.00%	8.13%	5/9/2025	6/9/2030	3,000	2,978	–	3,000	0.3
							$308,575	$306,190	$9,375	$307,020	33.5%
Credit-linked notes
UK Mortgage Portfolio(6)	SONIA	7.00%		10.73%	3/27/2026	10/30/2037	$74,071	$74,071	$–	$74,071	8.1%
							$74,071	$74,071	$–	$74,071	8.1%
Investments in debt securities
CMBS
ICNQ 2024-MF E(5)				6.35%	3/25/2026	12/10/2034	$17,717	$17,640	$–	$17,677	1.9%
BX 2021-RISE G(5)	SOFR	3.06%	2.95%	6.74%	8/7/2025	11/15/2036	13,948	13,975	–	13,933	1.5
RFR 2025-SGRM E(5)				7.27%	2/3/2026	3/11/2041	13,030	13,120	–	13,122	1.4
BSTN 2025-HUB HRR				9.09%	9/29/2025	4/13/2041	11,393	11,393	–	11,387	1.2
CSTL 2024-GATE E(5)				6.96%	3/12/2026	11/10/2041	11,024	11,120	–	11,140	1.2
TAURS 2025-UK3A E(5)(6)	SONIA	3.80%		7.73%	6/26/2025	7/20/2035	9,353	9,741	–	9,311	1.0
BBCMS 2025-C35 E				3.50%	7/10/2025	7/15/2058	17,295	8,517	–	9,117	1.0
BBCMS 2025-C35 KRR				6.17%	7/10/2025	7/15/2058	24,022	8,357	–	8,465	0.9
BMARK 2025-B41 JRR				6.34%	8/15/2025	7/15/2068	21,238	7,721	–	7,851	0.9
BSTN 2025-HUB E(5)				6.65%	9/29/2025	4/13/2041	6,986	6,986	–	6,953	0.8
BMARK 2025-B41 F				3.50%	8/15/2025	7/15/2068	12,135	5,931	–	6,521	0.7
RFR 2025-SGRM F(5)				8.23%	1/16/2026	3/11/2041	6,291	6,479	–	6,380	0.7
BBCMS 2025-C35 JRR				6.17%	7/10/2025	7/15/2058	11,531	5,583	–	5,733	0.6
MHC 2021-MHC G(5)	SOFR	3.32%	3.20%	6.99%	7/11/2025	4/15/2038	5,600	5,600	–	5,598	0.6
SREIT 2021-MFP2 F(5)	SOFR	2.73%	2.62%	6.41%	6/4/2025	11/15/2036	4,401	4,402	–	4,398	0.5
WFCM 2016-LC24 B(5)				3.62%	9/11/2025	10/15/2049	4,000	3,827	–	3,878	0.4
COMM 2025-180W E(5)				7.36%	7/28/2025	8/10/2042	3,640	3,622	–	3,649	0.4
BMARK 2025-B41 G				3.50%	8/15/2025	7/15/2068	9,102	3,643	–	3,645	0.4

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments in debt securities (continued)
CMBS (continued)
CSTL 2026-GATE3 E(5)				6.34%	3/16/2026	2/10/2043	3,655	3,662	–	3,616	0.4
SLG 2026-PAT E(5)				6.25%	3/20/2026	2/15/2039	3,422	3,422	–	3,383	0.4
SHR 2024-LXRY D(5)	SOFR	3.60%	3.60%	7.27%	2/12/2026	10/15/2041	2,839	2,846	–	2,830	0.3
BSTN 2025-HUB D(5)				5.75%	3/13/2026	4/13/2041	2,548	2,548	–	2,539	0.3
MHP 2021-STOR G(5)	SOFR	2.86%	2.75%	6.54%	5/20/2025	7/15/2038	2,250	2,250	–	2,249	0.3
BX 2022-AHP E(5)	SOFR	3.04%	3.04%	6.71%	8/8/2025	1/17/2039	1,833	1,810	–	1,829	0.2
BLP 2024-IND2 E(5)	SOFR	3.69%	3.69%	7.36%	5/20/2025	3/15/2041	1,722	1,722	–	1,712	0.2
NYC 2025-300P E(5)				7.39%	11/13/2025	7/13/2042	1,582	1,613	–	1,589	0.2
BX 2020-VIVA E(5)				3.55%	3/26/2026	3/11/2044	1,630	1,478	–	1,476	0.2
SHR 2024-LXRY E(5)	SOFR	4.45%	4.45%	8.12%	6/25/2025	10/15/2041	1,221	1,223	–	1,222	0.1
EURO 41X E(5)(6)	SONIA	3.50%		3.63%	2/6/2026	1/23/2036	1,110	1,146	–	1,103	0.1
JPMCC 2022-DATA E(5)				3.92%	2/3/2026	6/10/2042	869	734	–	728	0.1
EQUS 2021-EQAZ E(5)	SOFR	2.56%	2.30%	6.24%	3/18/2026	10/15/2038	398	395	–	397	—
BX 2021-LBA GJV(5)	SOFR	3.36%	3.00%	7.04%	5/1/2025	2/15/2036	287	281	–	286	—
UBSCM 2017-C4 C				4.53%	11/14/2025	10/15/2050	208	193	–	196	—
INV 2024-IND E	SOFR	4.24%	4.24%	7.91%	9/17/2025	11/15/2041	178	178	–	177	—
CPTS 2019-CPT E				3.00%	2/12/2026	11/13/2039	145	129	–	126	—
							$228,603	$173,287	$–	$174,216	18.9%
RMBS(6)
GSMBS 2023-CCM1 B2(5)				7.36%	7/17/2025	8/25/2053	$6,792	$6,762	$–	$6,785	0.7%
PRKCM 2023-AFC2 B2(5)				8.14%	6/11/2025	6/25/2058	4,786	4,786	–	4,771	0.5
VISIO 2023-2 B2(5)				7.71%	8/4/2025	10/25/2058	4,624	4,623	–	4,620	0.5
COLT 2025-6 B1(5)				7.21%	3/19/2026	8/25/2070	3,500	3,501	–	3,524	0.4
COLT 2024-7 B2(5)				7.12%	9/16/2025	12/26/2069	3,478	3,492	–	3,459	0.4
NRZT 2024-NQM1 B2(5)				7.92%	9/4/2025	3/25/2064	3,290	3,313	–	3,306	0.4
BRAVO 2024-NQM3 B2(5)				8.33%	7/9/2025	3/25/2064	3,256	3,309	–	3,296	0.4
COLT 2024-2 B2(5)				8.36%	7/16/2025	4/25/2069	2,500	2,537	–	2,508	0.3
VERUS 2024-5 B2(5)				7.80%	1/21/2026	6/25/2069	2,509	2,553	–	2,499	0.3
PRKCM 2024-AFC1 B2(5)				8.22%	9/3/2025	3/25/2059	2,035	2,062	–	2,057	0.2
BRAVO 2024-NQM5 B2(5)				8.08%	7/17/2025	6/25/2064	2,000	2,028	–	2,019	0.2
JPMMT 2024-VIS2 B2(5)				7.69%	1/21/2026	11/25/2064	1,693	1,714	–	1,684	0.2
COLT 2024-INV3 B2(5)				7.85%	8/5/2025	9/25/2069	1,420	1,429	–	1,424	0.2
COLT 2024-6 B2(5)				7.47%	9/3/2025	11/25/2069	1,335	1,345	–	1,332	0.2
BRAVO 2024-NQM6 B2(5)				8.01%	8/13/2025	8/1/2064	1,300	1,316	–	1,314	0.1

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments in debt securities (continued)
RMBS(6) (continued)
PRKCM 2023-AFC3 B2(5)				7.78%	6/11/2025	9/25/2058	1,250	1,249	–	1,246	0.1
HOMES 2024-AFC1 B1(5)				6.89%	12/16/2025	8/25/2059	1,181	1,160	–	1,177	0.1
BRAVO 2023-NQM7 B2(5)				7.87%	1/23/2026	9/25/2063	1,058	1,068	–	1,067	0.1
CIM 2025-I1 B1B(5)				7.53%	1/26/2026	10/25/2069	1,038	1,057	–	1,047	0.1
COLT 2025-1 B2(5)				7.10%	1/8/2026	1/25/2070	766	774	–	758	0.1
GCAT 2024-NQM2 B2(5)				7.95%	7/17/2025	6/25/2059	713	720	–	723	0.1
COLT 2025-5 B2(5)				7.49%	11/17/2025	5/25/2070	578	582	–	574	0.1
DRMT 2025-INV1 B1				6.68%	11/4/2025	11/25/2060	569	569	–	564	0.1
MSRM 2024-NQM5 B1B(5)				7.34%	11/7/2025	10/25/2069	487	491	–	485	0.1
COLT 2025-INV2 B2				7.10%	11/21/2025	2/25/2070	226	225	–	224	—
COLT 2025-3 B2				7.29%	11/21/2025	3/25/2070	211	211	–	209	—
							$52,595	$52,876	$–	$52,672	5.9%
Term Loans
BAYCLU REF TLB 1L 01/2033	SOFR	3.25%		6.91%	3/4/2026	2/4/2033	$18,765	$18,673	$–	$18,714	2.0%
							$18,765	$18,673	$–	$18,714	2.0%
Corporate debt
CPKLN 6.875 2032 REGS(5)(6)				6.88%	10/14/2025	8/28/2032	$10,379	$10,466	$–	$10,391	1.1%
SERVAT FRN 04/23/2030(6)	EURIBOR	6.25%		8.28%	10/9/2025	4/23/2030	1,037	1,075	–	1,066	0.1
							$11,416	$11,541	$–	$11,457	1.2%
Interest-only securities
BBCMS 2025-C35 XE				2.67%	7/10/2025	7/15/2058	$17,295	$2,485	$–	$2,592	0.3%
BMARK 2025-B41 XF				2.84%	8/15/2025	7/15/2068	12,135	2,133	–	2,085	0.2
BMARK 2025-B41 XG				2.84%	8/15/2025	7/15/2068	9,102	1,446	–	1,433	0.2
COMM 2025-180W X(5)				1.35%	7/28/2025	8/10/2042	10,024	988	–	537	0.1
							$48,556	$7,052	$–	$6,647	0.8%
CLOs
KREF 2022-FL3 D(5)(6)	SOFR	2.80%	2.80%	6.48%	1/23/2026	2/17/2039	$3,300	$3,310	$–	$3,304	0.4%
							$3,300	$3,310	$–	$3,304	0.4%
Total investments — non-controlled/non-affiliated							$2,061,265	$1,945,794	$74,132	$1,955,403	213.1%
Total investments							$2,061,265	$1,945,794	$74,132	$1,955,403	213.1%
Cash and cash equivalents
Dreyfus Government Cash Management				3.53%			$20,414	$20,414	$–	$20,414	2.2%
Other cash and cash equivalents							2,651	2,651	–	2,651	0.3
Total investments, cash and cash equivalents							$2,084,330	$1,968,859	$74,132	$1,978,468	215.6%

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)
(1)For variable rate investments, which bear interest at a rate that is determined by reference to a benchmark index rate, primarily one‑month term Secured Overnight Financing Rate ("SOFR"), the interest rate includes SOFR and other index rates, as applicable, in effect for each investment as of March 31, 2026. In certain cases, the interest rate is reflective of interest rate floors.
(2)Maturity date is based on the fully extended maturity date of the instrument for investments in loans and other notes or rated final distribution date for investments in debt securities; however, investments may be repaid before such date.
(3)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "1940 Act"), the Company is generally deemed to "control" a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is generally deemed an "affiliated person" of a portfolio company if the Company owns 5% or more of the portfolio company's outstanding voting securities. As of March 31, 2026, the Company did not own more than 5% of a portfolio company's outstanding voting securities.
(4)Investments in loans and other notes were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser, as the Valuation Designee (refer to Note 2 and Note 8), pursuant to the Company's valuation policy.
(5)All or a portion of the Company's investment has been pledged as collateral under the Company's secured debt agreements.
(6)These investments are not qualifying assets under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2026, non-qualifying assets represented 7.6% of the Company's total assets as calculated in accordance with regulatory requirements.
(7)For interest-only securities, the outstanding principal balance represents the notional amount of such securities.

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)
ADDITIONAL INFORMATION

	March 31, 2026
Interest Rate Derivatives(1)	Counterparty	Company Receives(2)	Company Pays	Maturity Date	Notional Amount	Fair Value	Unrealized Gain (Loss)(3)
Interest rate swap	Royal Bank of Canada	SOFR	3.4%	4/1/2031	$20,500	$136	$136
Interest rate swap	Royal Bank of Canada	SOFR	3.3%	9/8/2027	20,000	75	75
Interest rate swap	Royal Bank of Canada	SOFR	3.3%	10/27/2030	2,500	29	29
Interest rate swap	Royal Bank of Canada	SOFR	3.4%	12/10/2030	6,500	28	28
Interest rate swap	Royal Bank of Canada	SOFR	3.4%	5/17/2030	4,000	24	24
Interest rate swap	Royal Bank of Canada	SOFR	3.4%	1/8/2031	4,200	20	20
Interest rate swap	Royal Bank of Canada	SOFR	3.3%	5/20/2029	3,500	20	20
Interest rate swap	Royal Bank of Canada	SOFR	3.5%	2/2/2031	3,300	5	5
Interest rate swap	Royal Bank of Canada	SOFR	3.7%	8/19/2034	7,500	(3)	(3)
Interest rate swap	Royal Bank of Canada	SOFR	3.8%	7/14/2034	8,500	(21)	(21)
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/17/2029	7,000	(23)	(23)
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/6/2029	9,000	(23)	(23)
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/4/2029	12,000	(28)	(28)
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/9/2029	14,000	(36)	(36)
Interest rate swap	Royal Bank of Canada	SOFR	3.7%	7/15/2032	76,580	(312)	(312)
Total interest rate swaps					$199,080	$(109)	$(109)
(1)For interest rate swap agreements, the Company generally does not receive any upfront payments or receipts.
(2)For interest rate swap agreements, the Company generally receives one-month term SOFR.
(3)The unrealized gain (loss) represents the life-to-date change in fair value for each interest rate swap.

	March 31, 2026
Foreign Currency Derivatives	Counterparty	Currency Purchased		Currency Sold		Settlement Date	Fair Value	Unrealized Gain (Loss)(1)
Foreign currency forward contract	Royal Bank of Canada	USD	75,130	GBP	56,000	6/15/2026	$1,066	$1,066
Foreign currency forward contract	Royal Bank of Canada	USD	2,843	GBP	2,079	4/28/2026	101	101
Foreign currency forward contract	Royal Bank of Canada	USD	1,081	EUR	900	4/30/2026	43	43
Foreign currency forward contract	Royal Bank of Canada	USD	2,208	GBP	1,652	6/10/2026	30	30
Foreign currency forward contract	Royal Bank of Canada	USD	318	GBP	236	8/3/2026	7	7
Total foreign currency forward contracts							$1,247	$1,247
(1)The unrealized gain (loss) represents the life-to-date change in fair value for each foreign currency forward.
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
Investments in loans and other notes(4)
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

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments in loans(4) (continued)
Mezzanine loans (continued)
77 Commercial				9.00%	12/9/2025	1/6/2031	27,500	27,500	-	27,500	3.7
Natura Gardens				8.12%	10/14/2025	11/1/2030	22,700	22,434	-	22,700	3.0
Puck Building				10.00%	5/20/2025	10/1/2034	15,000	14,930	9,375	15,000	2.0
ECI Multifamily Portfolio
ECI Mezzanine fixed rate loan				8.26%	5/9/2025	6/9/2030	12,000	11,981	-	12,000	1.6
ECI Mezzanine variable rate loan	SOFR	4.46%	3.00%	8.24%	5/9/2025	6/9/2030	3,000	2,977	-	3,000	0.4
							$240,200	$239,262	$9,375	$240,200	32.2%
Investments in debt securities
CMBS
SHRN 2025-MF18 E⁽⁵⁾	SOFR	2.95%	2.95%	6.70%	10/7/2025	10/15/2040	$45,000	$45,000	$-	$45,021	6.0%
RFR 2025-SGRM E⁽⁵⁾				7.27%	9/10/2025	3/11/2041	17,915	18,037	-	18,270	2.5
BX 2021-RISE G⁽⁵⁾	SOFR	3.06%	2.95%	6.81%	8/7/2025	11/15/2036	13,948	13,974	-	13,927	1.9
BSTN 2025-HUB HRR				9.74%	9/29/2025	4/13/2041	11,393	11,393	-	11,452	1.5
CSTL 2024-GATE E⁽⁵⁾				6.96%	11/13/2025	11/10/2041	11,024	11,121	-	11,279	1.5
ICNQ 2024-MF E⁽⁵⁾				6.35%	10/14/2025	12/10/2034	10,927	10,780	-	10,963	1.5
ELP 2025-ELP E⁽⁵⁾				6.45%	11/14/2025	11/13/2042	10,500	10,522	-	10,543	1.4
TAURS 2025-UK3A E(5)(6)	SONIA	3.80%		7.88%	6/26/2025	7/20/2035	9,540	9,741	-	9,529	1.3
BBCMS 2025-C35 E				3.50%	7/10/2025	7/15/2058	17,295	8,450	-	9,056	1.2
BBCMS 2025-C35 KRR				6.17%	7/10/2025	7/15/2058	24,022	8,419	-	8,667	1.2
BMARK 2025-B41 JRR				6.34%	8/15/2025	7/15/2068	21,238	7,832	-	7,586	1.0
NYC 2025-77C E				6.26%	12/8/2025	1/10/2038	7,096	7,096	-	7,124	1.0
BSTN 2025-HUB E⁽⁵⁾				7.13%	9/29/2025	4/13/2041	6,986	6,986	-	7,026	0.9
BMARK 2025-B41 F				3.50%	8/15/2025	7/15/2068	12,135	5,895	-	6,461	0.9
BSTN 2025-HUB D⁽⁵⁾				6.16%	10/29/2025	4/13/2041	6,000	6,000	-	6,054	0.8
BBCMS 2025-C35 JRR				6.17%	7/10/2025	7/15/2058	11,531	5,537	-	5,724	0.8
BMP 2024-MF23 E	SOFR	3.39%	3.39%	7.14%	12/16/2025	6/15/2041	5,654	5,672	-	5,663	0.8
MHC 2021-MHC G⁽⁵⁾	SOFR	3.32%	3.20%	7.07%	7/11/2025	4/15/2038	5,600	5,600	-	5,606	0.8
FS 2023-4SZN D⁽⁵⁾				9.08%	6/3/2025	11/10/2039	5,243	5,415	-	5,437	0.7
SHR 2024-LXRY D⁽⁵⁾	SOFR	3.60%	3.60%	7.35%	6/18/2025	10/15/2041	5,110	5,122	-	5,125	0.7
BFLD 2025-660F D⁽⁵⁾	SOFR	2.75%	2.75%	6.50%	10/21/2025	11/15/2042	5,000	5,000	-	5,023	0.7
BX 2025-VLT6 D⁽⁵⁾	SOFR	2.59%	2.59%	6.34%	9/3/2025	3/15/2042	4,986	4,981	-	4,952	0.7
ARZ 2024-BILT F⁽⁵⁾				8.27%	6/12/2025	6/11/2039	4,770	4,905	-	4,916	0.7
SREIT 2021-MFP2 F⁽⁵⁾	SOFR	2.73%	2.62%	6.48%	6/4/2025	11/15/2036	4,401	4,402	-	4,398	0.6
INV 2024-IND D⁽⁵⁾	SOFR	3.09%	3.09%	6.84%	6/12/2025	11/15/2041	4,400	4,395	-	4,395	0.6
SFO 2021-555 E⁽⁵⁾	SOFR	3.01%	2.90%	6.76%	12/8/2025	5/15/2038	3,899	3,838	-	3,864	0.5

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

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments in debt securities (continued)
RMBS(6) (continued)
PRKCM 2023-AFC3 B2⁽⁵⁾				7.77%	6/11/2025	9/25/2058	1,250	1,249	-	1,255	0.2
HOMES 2024-AFC1 B1⁽⁵⁾				6.89%	12/16/2025	8/25/2059	1,181	1,160	-	1,184	0.2
GCAT 2024-NQM2 B2⁽⁵⁾				7.96%	7/17/2025	6/25/2059	713	720	-	724	0.1
COLT 2025-5 B2				7.51%	11/17/2025	5/25/2070	578	581	-	579	0.1
DRMT 2025-INV1 B1				6.68%	11/4/2025	11/25/2060	569	569	-	565	0.1
MSRM 2024-NQM5 B1B⁽⁵⁾				7.37%	11/7/2025	10/25/2069	487	491	-	484	0.1
COLT 2025-INV2 B2				7.10%	11/21/2025	2/25/2070	226	225	-	224	0.0
COLT 2025-3 B2				7.29%	11/21/2025	3/25/2070	211	211	-	210	0.0
							$51,953	$52,212	$-	$52,328	7.1%
Corporate debt(6)
CPKLN 6.875 2032 REGS(5)				6.88%	10/14/2025	8/28/2032	$10,587	$10,466	$-	$10,578	1.4%
PK 4.875 2029 144A				4.88%	11/19/2025	5/15/2029	2,937	2,838	-	2,864	0.4
PK 5.875 2028 144A				5.88%	11/20/2025	10/1/2028	2,308	2,302	-	2,307	0.3
SERVAT FRN 04/23/2030	EURIBOR	6.25%		8.29%	10/9/2025	4/23/2030	1,057	1,077	-	1,082	0.1
PEB 6.375 10/15/2029 144A				6.38%	11/18/2025	10/15/2029	822	832	-	841	0.1
							$17,711	$17,515	$-	$17,672	2.3%
Interest-only securities
BBCMS 2025-C35 XE				2.67%	7/10/2025	7/15/2058	$17,295	$2,555	$-	$2,651	0.4%
BMARK 2025-B41 XF				2.84%	8/15/2025	7/15/2068	12,135	2,075	-	2,136	0.3
BMARK 2025-B41 XG				2.84%	8/15/2025	7/15/2068	9,102	1,402	-	1,465	0.2
COMM 2025-180W X⁽⁵⁾				1.35%	7/28/2025	8/10/2042	10,024	852	-	569	0.1
							$48,556	$6,884	$-	$6,821	1.0%
CLOs
MF1 2022-FL9 C⁽⁵⁾	SOFR	3.70%	3.70%	7.43%	5/1/2025	6/19/2037	$2,878	$2,878	$-	$2,884	0.4%
LNCR 2022-CRE7 C(6)	SOFR	2.50%	2.50%	6.44%	11/18/2025	1/17/2037	1,000	1,000	-	996	0.1%
MF1 2022-FL8 C(6)	SOFR	2.20%	2.20%	5.93%	6/24/2025	2/19/2037	448	441	-	444	0.1%
							$4,326	$4,319	$-	$4,324	0.6%
Term Loans
BAYCLU TL B 1L 06/2031	SOFR	3.75%		7.41%	6/4/2025	6/27/2031	$1,281	$1,278	$-	$1,287	0.2%
							$1,281	$1,278	$-	$1,287	0.2%
Total investments — non-controlled/non-affiliated							$1,628,275	$1,516,173	$55,918	$1,528,317	205.2%
Total investments							$1,628,275	$1,516,173	$55,918	$1,528,317	205.2%
Cash and cash equivalents
Dreyfus Government Cash Management				3.65%			$38,157	$38,157	$-	$38,157	—%
Other cash and cash equivalents							173	173	-	173	—
Total investments, cash and cash equivalents							$1,666,605	$1,554,503	$55,918	$1,566,647	205.2%

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
(2)Maturity date is based on the fully extended maturity date of the instrument for investments in loans and other notes or rated final distribution date for investments in debt securities; however investments may be repaid before such date.
(3)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "1940 Act"), the Company is generally deemed to "control" a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is generally deemed an "affiliated person" of a portfolio company if the Company owns 5% or more of the portfolio company's outstanding voting securities. As of December 31, 2025, the Company did not own more than 5% of a portfolio company's outstanding voting securities.
(4)Investments in loans and other notes were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser, as the Valuation Designee (refer to Note 2 and Note 8), pursuant to the Company's valuation policy.
(5)All or a portion of the Company's investment has been pledged as collateral under the Company's secured debt agreements.
(6)These investments are not qualifying assets under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2025, non-qualifying assets represented 5.3% of the Company's total assets as calculated in accordance with regulatory requirements.
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
(3)The unrealized gain (loss) represents the life-to-date change in fair value for each interest rate swap.

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
(1)The unrealized gain (loss) represents the life-to-date change in fair value for each foreign currency forward.
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
1. ORGANIZATION
Blackstone Private Real Estate Credit and Income Fund ("BREC" or the "Company") is a Delaware statutory trust formed on October 14, 2024. The Company was formed to originate, acquire, finance and manage a portfolio consisting of a broad range of real estate-related investments in or relating to private and public debt, equity or other interests on a global basis, with a primary focus in the U.S. The Company may invest in, or originate, real estate-related debt and equity securities, including senior loans, mezzanine loans, subordinated debt, mortgage-backed securities ("MBS"), B-Notes, credit-linked notes, and collateralized loan obligations ("CLOs"). The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company is externally managed by Blackstone Real Estate Special Situations Advisors L.L.C. (the "Adviser"), a subsidiary of Blackstone Inc. ("Blackstone"), and intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
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
Certain prior period information has been conformed to the current period presentation and has no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.
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
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, it deposits its cash and cash equivalents with high-credit-quality institutions to minimize credit risk exposure. The Company has not experienced, and does not expect, any losses on its cash or cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Investments
Investment transactions are recorded on a trade-date basis.

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
Additionally, the Company may enter into forward currency contracts, which are obligations between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilizes forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated transactions entered into by the Company. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying transactions entered into by the Company but establishes a rate of exchange in advance. Changes in the fair value of the foreign currency forwards are presented in net realized gains (losses) and net unrealized gain (loss) in the consolidated statements of operations.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of fees and discounts and amortizations of premiums and deferred expenses. Discounts from and premiums to par value of debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method, or a method that approximates the effective interest method. The amortized cost of debt investments represents the original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized loan origination fees or discounts are recorded as interest income in the current period.
PIK Income
The Company may have loans and other notes in its portfolio that contain payment-in-kind ("PIK") provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company's consolidated statements of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Any non-cash PIK income will be included in the Company's investment company taxable income for the year of the accrual, even though the Company has not yet collected cash, and such income may be required to be paid out to shareholders in the form of dividends to satisfy the Company's annual distribution requirement for tax treatment as a RIC.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Non-Accrual Income
Loans and other notes are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when loans and other notes are placed on non-accrual status. Additionally, any unamortized fees, premiums, or discounts are no longer accreted to interest income as of the date the loans or othe notes are placed on non-accrual status. Interest payments received on non-accrual loans or other notes may be recognized as income or applied to principal depending on the Company's judgment regarding collectability. Non-accrual loans or other notes are restored to accrual status when past due principal and interest is paid current and, in the Company's judgment, are likely to remain current. The Company may make exceptions to this treatment and determine to not place loans and other notes on non-accrual status if the loan and other notes have sufficient collateral value and is in the process of collection.
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
Recent Accounting Pronouncements
In December 2025, the FASB issued Accounting Standards Update, or ASU, 2025-11, "Interim Reporting (Topic 270): Narrow Scope Improvements," which amends the guidance in ASC 270, "Interim Reporting." The update enhances interim disclosure requirements by clarifying the information that must be presented in quarterly periods, including improved transparency regarding significant events, accounting policy updates, and material developments that occur between annual reporting dates. ASU 2025-11 also aligns certain interim reporting requirements more closely with annual disclosure objectives to promote consistency and comparability. The amendments are effective for interim periods beginning after December 15, 2027, and early adoption is permitted. The Company has not early adopted ASU 2025-11 and does not expect the adoption of ASU 2025-11 to have a material impact on the Company's consolidated financial statements.
In December 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements," which amends the guidance in ASC 815, "Derivatives and Hedging." The update refines certain hedge accounting requirements, including clarifications to the designation and documentation criteria for hedge relationships, improvements to the assessment of hedge effectiveness, and enhanced disclosures intended to provide greater transparency into an entity's risk management activities involving derivatives. ASU 2025-09 is effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods, and early adoption is permitted. The Company has not early adopted ASU 2025-09 and does not expect the adoption of ASU 2025-09 to have a material impact on the Company's consolidated financial statements.
In May 2025, the FASB issued ASU 2025-03, "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity," which amends the guidance in ASC 805, "Business Combinations." This update clarifies the determination of the accounting acquirer in business combinations that are primarily effected through the exchange of equity interests and involve the acquisition of a VIE. Specifically, entities are now required to consider the factors outlined in ASC 805-10-55-12 through 55-15 when determining the accounting acquirer, rather than defaulting to the primary beneficiary of the VIE as the accounting acquirer. ASU 2025-03 is effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods, and early adoption is permitted. The Company has not early adopted ASU 2025-03 and does not expect the adoption of ASU 2025-03 to have a material impact on the Company's consolidated financial statements.
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

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
3. INVESTMENTS
The following table details the composition of the Company's investments ($ in thousands):

	March 31, 2026
Type	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Outstanding Principal Balance(3)	Fair Value
Investments in loans and other notes
Senior loans	27	6.1%	11/21/2030	$1,315,384	$1,307,302
Mezzanine loans and B-notes	9	9.2%	12/23/2030	308,575	307,020
Credit-linked notes	1	10.7%	10/30/2037	74,071	74,071
Subtotal	37	6.9%	3/18/2031	1,698,030	1,688,393
Investments in debt securities
CMBS	35	6.5%	2/4/2045	228,603	174,216
RMBS	26	7.7%	4/29/2063	52,595	52,672
Term loans	1	6.9%	2/4/2033	18,765	18,714
Corporate debt	2	7.0%	6/9/2032	11,416	11,457
Interest-only securities	4	2.7%	7/16/2062	48,556	6,647
CLO	1	6.5%	2/17/2039	3,300	3,304
Subtotal	69	6.7%	9/1/2047	363,235	267,010
Total investments	106	6.8%	6/16/2033	$2,061,265	$1,955,403

	December 31, 2025
Type	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Outstanding Principal Balance(3)	Fair Value
Investments in loans and other notes
Senior loans	25	6.3%	9/25/2030	$941,847	$936,361
Mezzanine loans	7	8.7%	12/5/2030	240,200	240,200
Subtotal	32	6.8%	10/10/2030	1,182,047	1,176,561
Investments in debt securities
CMBS	43	6.7%	9/20/2043	322,401	269,324
RMBS	24	7.8%	3/31/2062	51,953	52,328
Corporate debt	5	6.5%	5/2/2031	17,711	17,672
Interest-only securities	4	2.6%	6/27/2062	48,556	6,821
CLO	3	7.0%	5/2/2037	4,326	4,324
Term loans	1	7.4%	6/27/2031	1,281	1,287
Subtotal	80	6.8%	2/3/2046	446,228	351,756
Total investments	112	6.8%	4/20/2034	$1,628,275	$1,528,317
(1)For variable rate investments, which bear interest at a rate that is determined by reference to a benchmark index rate, primarily one‑month term Secured Overnight Financing Rate ("SOFR"), the interest rate includes SOFR and other index rates, as applicable, in effect for each investment as of March 31, 2026 and December 31, 2025. In certain cases, the interest rate is reflective of interest rate floors.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument for investments in loans and other notes or rated final distribution date for investments in debt securities; however, investments may be repaid before such date.
(3)For interest-only securities, the outstanding principal balance represents the notional amount of such securities.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table details the property type composition of the Company's investments ($ in thousands):

	March 31, 2026
Property Type	Number of Positions	Cost Basis	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Investments in loans and other notes
Residential	12	$808,261	$812,731	41%	89%
Industrial	5	505,722	507,389	26%	55%
Retail	14	209,106	211,791	11%	23%
Office	4	125,107	125,680	6%	14%
Data center	1	27,155	27,098	1%	3%
Other	1	3,704	3,704	1%	—%
Subtotal	37	1,679,055	1,688,393	86%	184%
Investments in debt securities
Residential	38	127,919	127,561	7%	14%
Office	10	53,870	54,085	3%	6%
Retail	4	20,699	21,268	1%	2%
Hospitality	6	35,406	35,377	2%	4%
Industrial	7	18,097	17,785	1%	2%
Self-storage	1	3,533	3,572	—%	—%
Data center	1	734	728	—%	—%
Other	2	6,481	6,634	—%	1%
Subtotal	69	266,739	267,010	14%	29%
Total investments	106	$1,945,794	$1,955,403	100%	213%

	December 31, 2025
Property Type	Number of Positions	Cost Basis	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Investments in loans and other notes
Residential	11	$676,253	$681,120	45%	91%
Retail	15	207,676	210,162	14%	28%
Industrial	3	206,812	208,696	13%	28%
Office	3	75,945	76,583	5%	10%
Subtotal	32	1,166,686	1,176,561	77%	157%
Investments in debt securities
Residential	41	177,898	178,405	11%	24%
Office	10	63,146	63,934	4%	9%
Industrial	12	41,946	41,883	3%	6%
Hospitality	11	36,597	36,837	2%	5%
Retail	4	21,380	22,006	1%	3%
Self-storage	1	3,525	3,553	1%	—%
Other	1	4,995	5,138	1%	1%
Subtotal	80	349,487	351,756	23%	48%
Total investments	112	$1,516,173	$1,528,317	100%	205%

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table details the geographic composition of the Company's investments ($ in thousands):

	March 31, 2026
Geography	Number of Positions	Cost Basis	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Investments in loans and other notes
United States
Sunbelt	17	$1,124,184	$1,130,398	58%	123%
Northeast	18	408,568	411,696	21%	45%
Northwest	1	72,232	72,228	3%	8%
International	1	74,071	74,071	4%	8%
Subtotal	37	1,679,055	1,688,393	86%	184%
Investments in debt securities
United States
Sunbelt	26	103,093	103,255	5%	11%
Northeast	20	89,563	89,833	5%	10%
Midwest	5	22,993	23,162	1%	3%
West	12	22,420	22,508	1%	2%
Northwest	2	6,242	6,381	1%	1%
International	4	22,428	21,871	1%	2%
Subtotal	69	266,739	267,010	14%	29%
Total investments	106	$1,945,794	$1,955,403	100%	213%

	December 31, 2025
Geography	Number of Positions	Cost Basis	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Investments in loans and other notes
United States
Sunbelt	14	$834,456	$841,338	55%	112%
Northeast	18	332,230	335,223	22%	45%
Subtotal	32	1,166,686	1,176,561	77%	157%
Investments in debt securities
United States
Sunbelt	33	161,433	162,026	11%	22%
Northeast	22	104,731	105,871	7%	15%
West	12	29,678	29,936	2%	4%
Midwest	8	25,788	26,016	2%	3%
Northwest	2	6,572	6,718	—%	1%
International	3	21,285	21,189	1%	3%
Subtotal	80	349,487	351,756	23%	48%
Total investments	112	$1,516,173	$1,528,317	100%	205%

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table details the credit ratings of the Company's investments ($ in thousands):

	March 31, 2026
Credit Rating(1)	Number of Positions	Cost Basis	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Investments in loans and other notes
Not rated	37	$1,679,055	$1,688,393	86%	184%
Subtotal	37	1,679,055	1,688,393	86%	184%
Investments in debt securities
AA-	1	3,827	3,878	—%	—%
BBB	9	18,395	17,937	1%	2%
BB	35	128,143	128,756	7%	14%
B	21	99,222	99,057	5%	11%
Not rated	3	17,152	17,382	1%	2%
Subtotal	69	266,739	267,010	14%	29%
Total investments	106	$1,945,794	$1,955,403	100%	213%

	December 31, 2025
Credit Rating(1)	Number of Positions	Cost Basis	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Investments in loans and other notes
Not rated	32	$1,166,686	$1,176,561	77%	157%
Subtotal	32	1,166,686	1,176,561	77%	157%
Investments in debt securities
AA-	1	3,825	3,853	—%	1%
A	4	9,300	9,276	1%	1%
BBB	11	38,364	38,223	3%	5%
BB	39	200,267	202,197	13%	28%
B	22	80,403	80,872	5%	11%
Not rated	3	17,328	17,335	1%	2%
Subtotal	80	349,487	351,756	23%	48%
Total investments	112	$1,516,173	$1,528,317	100%	205%
(1)"A" includes credit ratings of A+, A, and A-; "BBB" includes credit ratings of BBB+, BBB and BBB-; "BB" includes credit ratings of BB+, BB, and BB-; and "B" includes credit ratings of B+, B and B-.
4. BORROWINGS
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On April 1, 2025, the Company's sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of March 31, 2026 and December 31, 2025, the Company's asset coverage was 185% and 191%, respectively.
As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of its outstanding credit agreements.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Secured Debt
The following table details the Company's secured debt ($ in thousands):

	March 31, 2026	December 31, 2025
Secured credit facilities	$729,770	$622,925
Asset-specific debt	352,575	197,203
Total secured debt	1,082,345	820,128
Deferred financing costs(1)	(2,621)	(2,618)
Net book value of secured debt	$1,079,724	$817,510
(1)Costs incurred in connection with the Company's secured debt are recorded on the Company's consolidated statement of assets and liabilities when incurred and recognized as a component of interest expense over the life of each related facility.
Secured Credit Facilities
The Company's secured credit facilities are generally in the form of master repurchase agreements and secured by certain of its investments in loans and other notes and debt securities. The following table details the Company's secured credit facilities ($ in thousands):

	March 31, 2026
	Borrowings			Collateral Pledged
Collateral Type	Weighted Average Rate(1)	Borrowings	Weighted Average Maturity(2)	Number of Positions Pledged	Collateral(3)	Weighted Average Maturity(4)
Investments in loans and other notes
Wells Fargo Bank, N.A.	5.0%	$185,030	1/31/2031	3	$271,684	1/23/2031
Barclays Bank PLC	5.2%	170,143	10/10/2030	5	247,071	9/28/2030
Canadian Imperial Bank of Commerce	5.1%	148,613	11/9/2030	1	198,151	11/9/2030
Morgan Stanley Bank, N.A.	5.1%	99,848	6/22/2029	15	135,116	7/3/2029
Subtotal	5.1%	603,634	9/3/2030	24	852,022	9/1/2030
Investments in debt securities
Société Generale	4.8%	57,845	3/19/2027	25	94,206	2/10/2048
Royal Bank of Canada	4.9%	38,148	1/27/2027	10	55,034	5/15/2039
Canadian Imperial Bank of Commerce	4.7%	11,729	1/27/2027	7	17,133	1/9/2046
Citigroup Global Markets Inc.	4.7%	18,414	2/12/2027	9	20,532	7/13/2049
Subtotal	4.8%	126,136	2/22/2027	51	186,905	10/5/2045
Total	5.0%	$729,770	1/23/2030	75	$1,038,927	6/3/2033

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
Investments in loans and other notes
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
(1)For investments in loans and other notes, the weighted average borrowing rate is determined by reference to a benchmark index rate, primarily one‑month term SOFR. For investments in debt securities, the weighted average borrowing rate is determined by reference to a benchmark index rate, primarily overnight SOFR.
(2)For investments in loans and other notes, the weighted-average maturity of borrowings outstanding is generally calculated based on the maximum maturity date of the collateral pledged, assuming all extension options are exercised by the borrower. In certain instances, the maturity date of the respective secured credit facility is used. For investments in debt securities, the Company's secured debt is generally aligned to a one-year maturity and extended on an as needed basis by the Company.
(3)Represents the fair market value of the collateral pledged.
(4)Weighted average maturity date is based on the fully extended maturity date of the instrument for investments in loans and other notes or rated final distribution date for investments in debt securities; however, investments may be repaid before such date.
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
The Company's secured credit facilities generally permit it to increase or decrease the amount advanced against the pledged collateral in the Company's discretion within certain maximum/minimum amounts and frequency limitations. As of March 31, 2026 and December 31, 2025, there was an aggregate $71.7 million and $88.1 million, respectively, available to be drawn at the Company's discretion under the Company's secured credit facilities.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Asset-Specific Debt
The Company's asset-specific debt is generally in the form of master loan and security agreements and is secured by certain investments in loans and other notes. The following table details the Company's asset-specific debt ($ in thousands):

	March 31, 2026
	Borrowings			Collateral Pledged
Collateral Type	Weighted Average Rate(1)	Borrowings	Weighted Average Maturity(2)	Number of Positions Pledged	Collateral(3)	Weighted Average Maturity(4)
Investments in loans and other notes
U.S. Bank, N.A,	4.9%	$154,522	4/9/2031	1	$191,208	4/9/2031
Standard Chartered Bank	5.0%	150,750	11/9/2030	1	201,000	11/9/2030
HSBC Bank USA, N.A.	5.1%	47,303	10/9/2030	1	63,070	10/9/2030
Total	5.0%	$352,575	1/10/2031	3	$455,278	1/10/2031

	December 31, 2025
	Borrowings			Collateral Pledged
Collateral Type	Weighted Average Rate(1)	Borrowings	Weighted Average Maturity(2)	Number of Positions Pledged	Collateral(3)	Weighted Average Maturity(4)
Investments in loans and other notes
Standard Chartered Bank	5.1%	$150,750	11/9/2030	1	$201,000	11/9/2030
HSBC Bank USA, N.A.	5.2%	46,453	10/9/2030	1	61,937	10/9/2030
Total	5.1%	$197,203	11/1/2030	2	$262,937	11/1/2030
(1)For investments in loans and other notes, the weighted average borrowing rate is determined by reference to a benchmark index rate, primarily one‑month term SOFR.
(2)For investments in loans and other notes, the weighted-average maturity of borrowings outstanding is generally calculated based on the maximum maturity date of the collateral pledged, assuming all extension options are exercised by the borrower. In certain instances, the maturity date of the respective secured credit facility is used.
(3)Represents the fair market value of the collateral pledged.
(4)Weighted average maturity date is based on the fully extended maturity date of the instrument for investments in loans and other notes; however, investments may be repaid before such date.
Components of Interest Expense
The components of interest expense for the Company's secured debt were as follows ($ in thousands):

For the Three Months Ended March 31, 2026
Interest incurred on amounts borrowed	$10,295
Amortization of deferred financing costs	515
Total interest expense	$10,810

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
5. DERIVATIVES
The objective of the Company's use of derivative financial instruments is to minimize the risks and/or costs associated with the Company's investments and/or financing transactions. These derivatives may or may not qualify under the hedge accounting requirements of ASC 815, – "Derivatives and Hedging." Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks. Refer to Note 2 for additional discussion of derivatives. As of March 31, 2026 and December 31, 2025, the Company has not designated any derivatives as hedges.
The use of derivative financial instruments involves certain risks, including the risk that the counterparties to these contractual arrangements do not perform as agreed. To mitigate this risk, the Company enters into derivative financial instruments only with counterparties that have appropriate credit ratings and are major financial institutions with which the Company and its affiliates generally also have other financial relationships.
Interest Rate Contracts
Certain of the Company's transactions expose the Company to interest rate risks. The Company uses derivative financial instruments, which may include interest rate swaps, caps, options, floors, and other interest rate derivative contracts, to limit the Company's exposure to the future variability of interest rates.
The following table details the Company's outstanding interest rate derivatives ($ in thousands):

	March 31, 2026
Interest Rate Derivatives(1)	Counterparty	Company Receives(2)	Company Pays	Maturity Date	Notional Amount	Fair Value	Unrealized Gain (Loss)(3)
Interest rate swap	Royal Bank of Canada	SOFR	3.4%	4/1/2031	$20,500	$136	$136
Interest rate swap	Royal Bank of Canada	SOFR	3.3%	9/8/2027	20,000	75	75
Interest rate swap	Royal Bank of Canada	SOFR	3.3%	10/27/2030	2,500	29	29
Interest rate swap	Royal Bank of Canada	SOFR	3.4%	12/10/2030	6,500	28	28
Interest rate swap	Royal Bank of Canada	SOFR	3.4%	5/17/2030	4,000	24	24
Interest rate swap	Royal Bank of Canada	SOFR	3.4%	1/8/2031	4,200	20	20
Interest rate swap	Royal Bank of Canada	SOFR	3.3%	5/20/2029	3,500	20	20
Interest rate swap	Royal Bank of Canada	SOFR	3.5%	2/2/2031	3,300	5	5
Interest rate swap	Royal Bank of Canada	SOFR	3.7%	8/19/2034	7,500	(3)	(3)
Interest rate swap	Royal Bank of Canada	SOFR	3.8%	7/14/2034	8,500	(21)	(21)
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/17/2029	7,000	(23)	(23)
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/6/2029	9,000	(23)	(23)
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/4/2029	12,000	(28)	(28)
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/9/2029	14,000	(36)	(36)
Interest rate swap	Royal Bank of Canada	SOFR	3.7%	7/15/2032	76,580	(312)	(312)
Total interest rate swaps					$199,080	$(109)	$(109)
(1)For interest rate swap agreements, the Company generally does not receive any upfront payments or receipts.
(2)For interest rate swap agreements, the Company generally receives one-month term SOFR.
(3)The unrealized gain (loss) represents the life-to-date change in fair value for each interest rate swap.

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
(3)The unrealized gain (loss) represents the life-to-date change in fair value for each interest rate swap.
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
The following table details the Company's outstanding foreign currency forward contracts (amounts in thousands):

	March 31, 2026
Foreign Currency Derivatives	Counterparty	Currency Purchased		Currency Sold		Settlement Date	Fair Value	Unrealized Gain (Loss)(1)
Foreign currency forward contract	Royal Bank of Canada	USD	75,130	GBP	56,000	6/15/2026	$1,066	$1,066
Foreign currency forward contract	Royal Bank of Canada	USD	2,843	GBP	2,079	4/28/2026	101	101
Foreign currency forward contract	Royal Bank of Canada	USD	1,081	EUR	900	4/30/2026	43	43
Foreign currency forward contract	Royal Bank of Canada	USD	2,208	GBP	1,652	6/10/2026	30	30
Foreign currency forward contract	Royal Bank of Canada	USD	318	GBP	236	8/3/2026	7	7
Total foreign currency forward contracts							$1,247	$1,247
(1)The unrealized gain (loss) represents the life-to-date change in fair value for each foreign currency forward.

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
(1)The unrealized gain (loss) represents the life-to-date change in fair value for each foreign currency forward.
Financial Statement Impact
The following table details the Company's outstanding derivatives ($ in thousands):

	March 31, 2026
	Fair Value of Derivatives in an Asset Position	Fair Value of Derivatives in a Liability Position
Foreign currency forward contract	$1,247	$—
Interest rate swap	338	(447)
Total	$1,585	$(447)

	December 31, 2025
	Fair Value of Derivatives in an Asset Position	Fair Value of Derivatives in a Liability Position
Foreign currency forward contract	$—	$(64)
Interest rate swap	26	(1,312)
Total	$26	$(1,376)
The following table presents the effect of the Company's derivative financial instruments on its consolidated statements of operations ($ in thousands):

	For the Three Months Ended March 31, 2026
	Interest Rate Swaps	Foreign Currency Forward Contract	Total
Unrealized gain (loss)	$1,178	$1,311	$2,489
Realized gain	35	(116)	(81)
Total	$1,213	$1,195	$2,408
Credit-Risk Related Contingent Features
The Company has entered into agreements with certain of the Company's derivative counterparties that contain provisions whereby if the Company was to default on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Company may also be declared in default on the Company's derivative obligations. In addition, certain of the Company's agreements with the Company's derivative counterparties require that the Company post collateral to restricted cash accounts when a derivative is in a liability position. As of March 31, 2026, the Company was in a net asset position with the Company's counterparties. Certain derivative positions are, or previously have been, in a net liability position, for which the Company has posted collateral of $2.4 million. As of December 31, 2025, the Company was in a net liability position with the Company's counterparties and has posted collateral of $2.4 million, respectively.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
6. NET ASSETS
The following tables present transactions in Common Shares ($ in thousands):

	For the Three Months Ended March 31, 2026
	Shares	Amount
Subscriptions	6,506,385	$170,000
Share repurchases	—	—
Net increase	6,506,385	$170,000
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
The following table presents each month-end NAV per share for the Common Shares for the three months ended March 31, 2026:

For the Months Ended	NAV per Share
January 31, 2026	$26.16
February 28, 2026	$26.15
March 31, 2026	$26.12
Distributions
The Board authorizes and declares monthly distribution amounts per share of the Company's Common Shares. The following table presents distributions that were declared and payable during the three months ended March 31, 2026 ($ in thousands, except per share amounts):

Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 30, 2026	January 31, 2026	February 27, 2026	$0.1847	$5,642
February 27, 2026	February 28, 2026	March 27, 2026	0.1853	5,874
March 31, 2026	March 31, 2026	April 27, 2026	0.1852	6,507
Total			$0.5552	$18,023
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

The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares ($ in thousands, except per share amounts):

	For the Three Months Ended March 31, 2026
Source of Distribution	Per Share	Amount
Net investment income	$0.5552	$18,023
Net realized gains	—	—
Total	$0.5552	$18,023

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Share Repurchase Program
The Company may repurchase its Common Shares at the request of shareholders in accordance with policies as may be adopted by the Board in their sole discretion from time to time, which amount is not expected to be more per quarter than 5% of aggregate NAV as of the most recently completed quarter.
There have been no share repurchases during the three months ended March 31, 2026.
7. FINANCIAL HIGHLIGHTS
The following are the Company's financial highlights ($ in thousands):

Per Share Data:(1)	For the Three Months Ended March 31, 2026
Net asset value, beginning of period	$26.07
Net investment income	0.60
Net unrealized and realized gains	0.01
Net increase in net assets resulting from operations	0.61
Distributions from net investment income(2)	(0.56)
Distributions from net realized gains(2)	—
Net decrease in net assets from shareholders' distributions	(0.56)
Total increase in net assets	0.05
Net asset value, end of period	$26.12
Shares outstanding, end of period	35,136,818
Total return based on NAV(3)	2.3%
Ratios:
Ratio of net expenses to average net assets(4)	5.7%
Ratio of net investment income to average net assets(4)	9.5%
Portfolio turnover rate	10.0%
Supplemental Data:
Net assets, end of period	$917,686
Asset coverage ratio	185.0%
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
(4)For the three months ended March 31, 2026, amounts are annualized except for organizational costs and excise tax, if any. For three months ended March 31, 2026, the ratio of total operating expenses to average net assets was 6.4%, on an annualized basis, excluding the effect of expense support/(recoupment).

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
8. FAIR VALUES
Assets and Liabilities Carried at Fair Value
The following table summarizes the fair value hierarchy of the Company's assets and liabilities carried at fair value ($ in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investments in loans and other notes	$—	$—	$1,688,393	$1,688,393
Investments in debt securities	—	267,010	—	267,010
Derivatives	—	1,585	—	1,585
Total	$—	$268,595	$1,688,393	$1,956,988
Liabilities:
Derivatives	$—	$(447)	$—	$(447)
Total	$—	$(447)	$—	$(447)

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investments in loans and other notes	$—	$—	$1,176,561	$1,176,561
Investments in debt securities	—	351,756	—	351,756
Derivatives	—	26	—	26
Total	$—	$351,782	$1,176,561	$1,528,343
Liabilities:
Derivatives	$—	$(1,376)	$—	$(1,376)
Total	$—	$(1,376)	$—	$(1,376)
The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value ($ in thousands):

Investments in Loans and Other Notes	For the Three Months Ended March 31, 2026
Fair value, beginning of period	$1,176,561
Principal fundings of investments in loans and other notes	535,884
Origination and other fees received on investments in loans and other notes	(5,371)
Principal collections from investments in loans and other notes	(19,323)
Net accretion of discount and amortization of premium on investments	1,756
Foreign currency translation	(577)
Net unrealized gain	(537)
Fair value, end of period	$1,688,393

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents quantitative information about the significant unobservable inputs used in the valuation of the Company's Level 3 financial instruments ($ in thousands). This table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company's determination of fair value.

	March 31, 2026
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate(1)	Impact to Valuation from an Increase in Input
Assets
Investments in loans and other notes	$1,688,393	Yield method	Market yield	7.3%	Decrease
(1)The significant unobservable input used in the valuation of the Company's investment in loans and other notes is the market yield, which ranged from 5.1% to 24.4%.

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate(1)	Impact to Valuation from an Increase in Input
Assets
Investments in loans and other notes	$1,176,561	Yield method	Market yield	6.9%	Decrease
(1)The significant unobservable input used in the valuation of the Company's investment in loans and other notes is the market yield, which ranged from 5.5% to 10.0%.
Financial Instruments Not Carried at Fair Value
The following table presents the book value, face amount, and fair value of the Company's financial assets and liabilities not recorded at fair value ($ in thousands):

	March 31, 2026
	Book Value	Face Amount	Fair Value
Financial assets:
Cash and cash equivalents	$23,065	$23,065	$23,065
Restricted cash	2,436	2,436	2,436
Financial liabilities:
Secured debt, net	1,079,724	1,082,345	1,082,345

	December 31, 2025
	Book Value	Face Amount	Fair Value
Financial assets:
Cash and cash equivalents	$38,330	$38,330	$38,330
Restricted cash	2,415	2,415	2,415
Financial liabilities:
Secured debt, net	817,510	820,128	820,128
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
In consideration for the administrative services provided pursuant to the Administration Agreement, the Administrator will be entitled to receive an administration fee (the "Administration Fee") payable, settled and paid monthly by the Company in an amount equal to the greater of (i) $41,666.67 and (ii) 1/12 of 0.1% of the Company's NAV as of the last day of the applicable month before giving effect to any accruals for the Administration Fee. From time to time, the Administrator on behalf of the Company will engage other parties to perform certain administrative duties it is obligated to provide. The fees, costs and expenses of any such service providers will be separate and distinct from the Administration Fees payable to the Administrator, and the Administrator will bear any amounts in excess of the Administration Fee. Expenses for services not covered by the Administration Agreement, including administrative expenses incurred in connection with investments, will be borne by the Company over and above the expenses of the Administration Fee.
During the three months ended March 31, 2026, the Company incurred administrative services expenses of $0.2 million.
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
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents a summary of the expense payments and related reimbursement payments since the Company's commencement of operations ($ in thousands):

For the Month Ended	Expense Payments by Adviser	Reimbursement to Adviser	Unreimbursed Expense Payments
From commencement to December 31, 2025	$7,049	$—	$7,049
January 31, 2026	383	—	383
February 28, 2026	395	—	395
March 31, 2026	630	—	630
Total	$8,457	$—	$8,457
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
Affiliate Services
The Company has engaged certain portfolio companies owned by Blackstone-advised investment vehicles, to provide, as applicable, management services and operations services, and corporate support services. The following table details the amounts incurred for affiliate service providers ($ in thousands):

For the Three Months Ended March 31, 2026
Revantage Corporate Services, LLC(1)	$3
BRIO Real Estate, L.L.C.(2)	230
Total	$233
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
Other Transactions
For the three months ended March 31, 2026, the Company closed on $201.5 million of commitments across three new loans and other notes and one modification of an existing loan to unaffiliated third parties in which Blackstone-advised investment vehicles also invested at the same level of the capital structure on a pari passu basis.
As of March 31, 2026, the Company had closed on $1.0 billion of loan and other note commitments across fourteen loans and other notes to unaffiliated third parties in which Blackstone-advised investment vehicles also invested at the same level of the capital structure on a pari passu basis.
As of March 31, 2026, the Company owned investments in debt securities issued by affiliates of other Blackstone-advised vehicles with a total fair value of $16.0 million, or 6.0% of total investments of debt securities.

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
10. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments Under Investments in Loans and Other Notes
As of March 31, 2026, the Company had aggregate unfunded commitments of $74.1 million across twelve loans and other notes, and $36.7 million of committed or identified financings for those commitments, resulting in net unfunded commitments of $37.4 million. As of December 31, 2025, the Company had aggregate unfunded commitments of $55.9 million across ten loans and other notes, and $21.4 million of committed or identified financings for those commitments, resulting in net unfunded commitments of $34.5 million.
The unfunded commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. The Company's funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing the Company's loans and other notes. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. The Company expects to fund the Company's unfunded commitments over the remaining term of the related loans and other notes, which had a weighted-average future funding period of 3.3 years and 3.6 years as of March 31, 2026 and December 31, 2025, respectively.
Expense Support and Conditional Reimbursement Agreement
As of March 31, 2026, pursuant to the Expense Agreement, the Adviser paid $8.5 million of the Company's expenses on its behalf. Refer to Note 9 for further discussion of the Expense Agreement.
Principal Debt Repayments
The Company's contractual principal debt repayments as of March 31, 2026 were as follows ($ in thousands):

Year	Secured Credit Facilities(1)	Asset-Specific Debt(1)	Total
2026 (remaining)	$5,124	$—	$5,124
2027	145,412	—	145,412
2028	—	—	—
2029	20,581	—	20,581
2030	404,789	198,053	602,842
Thereafter	153,864	154,522	308,386
Total obligation	$729,770	$352,575	$1,082,345
(1)    The Company's secured debt and asset-specific debt agreements secured by investments in loans and other notes are generally term-matched to their underlying collateral. Therefore, the allocation of payments under such agreements is generally allocated based on the maximum maturity date of the collateral loans and other notes, assuming all extension options are exercised by the borrower. In limited instances, the maturity date of the respective debt agreement is used.
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

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
12. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of March 31, 2026, except as discussed below.
April Subscriptions and Distribution Declaration
The Company received $40.0 million of net proceeds relating to the issuance of Common Shares for subscriptions effective April 1, 2026.
On April 30, 2026, the Company's Board declared net distributions of $0.1850 per Common Share, which is payable on or about May 27, 2026, to shareholders of record as of April 30, 2026.
May Subscriptions
The Company received $10.0 million of net proceeds relating to the issuance of the Common Shares for subscriptions effective May 1, 2026.
Revolving Credit Agreement
On April 23, 2026, the Company and BREC Holdings, LP (the “Borrower”) entered into a revolving credit facility (the “Revolving Credit Facility”) with Wells Fargo Bank, N.A. as administrative agent (the “Administrative Agent”).
The Revolving Credit Facility provides for borrowings in U.S. dollars in an initial aggregate principal amount of up to $150 million. Borrowings under the Revolving Credit Facility are subject to compliance with a maximum loan to value ratio and a minimum net asset value (“NAV”). The Revolving Credit Facility has an accordion feature, subject to the satisfaction of various conditions, to increase total aggregate commitments under the Revolving Credit Facility to an amount not to exceed the greater of $160 million and 20% of NAV. The Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Borrower in an aggregate face amount of up to $25 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Borrower and its subsidiaries, including, but not limited to, the funding of acquisitions, investments, capital expenditures and working capital needs. The Revolving Credit Facility will mature on April 23, 2029, subject to customary extension options.
Loans under the Revolving Credit Facility bear interest at a per annum rate equal to, (x) for loans for which the Borrower elects the base rate option, the “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by the Administrative Agent, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (ii) 0.50%, and (c) one month Term SOFR plus 1% per annum) plus 1.40% and (y) for loans for which the Borrower elects the benchmark option, either the Term SOFR rate for the related Interest Period or the Daily Simple SOFR rate, as applicable, plus 2.40%. The Borrower will pay an unused fee of 0.35% per annum on the daily unused amount of the revolving commitments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to "Blackstone Private Real Estate Credit and Income Fund," "Company," "BREC," "we," "us," or "our" refer to Blackstone Private Real Estate Credit and Income Fund and its subsidiaries unless the context specifically requires otherwise. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2026. In addition to historical data, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which reflect the Company's current views with respect to, among other things, its business, operations and financial performance. Words such as "anticipates," "expects," "intends," "plans," "will," "may," "continues," "believes," "seeks," "estimates," "would," "could," "should," "targets," "projects," "outlook," "potential," "predicts" and variations of these words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to various risks, uncertainties and assumptions. The Company's actual results or outcomes may differ materially from those in this discussion and analysis as a result of various factors, including but not limited to those discussed in "Risk Factors" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, as updated from time to time by the Company's periodic filings with the SEC.
Overview
Blackstone Private Real Estate Credit and Income Fund ("BREC" or the "Company") is a Delaware statutory trust formed on October 14, 2024. The Company was formed to originate, acquire, finance and manage a portfolio consisting of a broad range of real estate-related investments in or relating to private and public debt, equity or other interests on a global basis, with a primary focus in the U.S. The Company may invest in, or originate, real estate-related debt and equity securities, including senior loans, mezzanine loans, subordinated debt, mortgage-backed securities ("MBS"), B-Notes, credit-linked notes, and collateralized loan obligations ("CLOs"). The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company is externally managed by Blackstone Real Estate Special Situations Advisors L.L.C. (the "Adviser"), a subsidiary of Blackstone Inc. ("Blackstone"), and intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
Performance
The following table details the Company's total return:

March 31, 2026
Year-to-date total return(1)	2.3%
Inception-to-date total return(1)(2)	12.1%
(1)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested) divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any.
(2)Return is calculated from May 1, 2025 (commencement of operations) through March 31, 2026, and is not annualized.

Portfolio Overview
During the three months ended March 31, 2026, the Company originated or purchased $554.1 million of loans and other notes and acquired $84.4 million of investments in debt securities. The Company generated net investment income of $19.3 million during the three months ended March 31, 2026.
The following table details the composition of the Company's investments ($ in thousands):

	March 31, 2026
Type	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Outstanding Principal Balance(3)	Fair Value
Investments in loans and other notes
Senior loans	27	6.1%	11/21/2030	$1,315,384	$1,307,302
Mezzanine loans and B-notes	9	9.2%	12/23/2030	308,575	307,020
Credit-linked notes	1	10.7%	10/30/2037	74,071	74,071
Subtotal	37	6.9%	3/18/2031	1,698,030	1,688,393
Investments in debt securities
CMBS	35	6.5%	2/4/2045	228,603	174,216
RMBS	26	7.7%	4/29/2063	52,595	52,672
Term loans	1	6.9%	2/4/2033	18,765	18,714
Corporate debt	2	7.0%	6/9/2032	11,416	11,457
Interest-only securities	4	2.7%	7/16/2062	48,556	6,647
CLO	1	6.5%	2/17/2039	3,300	3,304
Subtotal	69	6.7%	9/1/2047	363,235	267,010
Total investments	106	6.8%	6/16/2033	$2,061,265	$1,955,403

	December 31, 2025
Type	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Outstanding Principal Balance(3)	Fair Value
Investments in loans and other notes
Senior loans	25	6.3%	9/25/2030	$941,847	$936,361
Mezzanine loans	7	8.7%	12/5/2030	240,200	240,200
Subtotal	32	6.8%	10/10/2030	1,182,047	1,176,561
Investments in debt securities
CMBS	43	6.7%	9/20/2043	322,401	269,324
RMBS	24	7.8%	3/31/2062	51,953	52,328
Corporate debt	5	6.5%	5/2/2031	17,711	17,672
Interest-only securities	4	2.6%	6/27/2062	48,556	6,821
CLO	3	7.0%	5/2/2037	4,326	4,324
Term loans	1	7.4%	6/27/2031	1,281	1,287
Subtotal	80	6.8%	2/3/2046	446,228	351,756
Total investments	112	6.8%	4/20/2034	$1,628,275	$1,528,317
(1)For variable rate investments, which bear interest at a rate that is determined by reference to a benchmark index rate, primarily one‑month term Secured Overnight Financing Rate ("SOFR"), the interest rate includes SOFR and other index rates, as applicable, in effect for each investment as of March 31, 2026 and December 31, 2025. In certain cases, the interest rate is reflective of interest rate floors.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument for investments in loans and other notes or rated final distribution date for investments in debt securities; however, investments may be repaid before such date.
(3)For interest-only securities, the outstanding principal balance represents the notional amount of such securities.

The following charts detail the sector types and the geographic location of properties securing the Company's investments in loans and other notes and debt securities, as of March 31, 2026:
Sector Diversification (1)(2)
Geographic Diversification (1)(2)
(1)Allocation determined based on the fair market value of the Company's investments in loans and other notes in debt securities.
(2)Assets with multiple components are proportioned into the relevant geographic region or collateral type based on the allocated value of each underlying collateral asset.
Portfolio Financing
The following table details the Company's secured debt ($ in thousands):

	March 31, 2026	December 31, 2025
Secured credit facilities	$729,770	$622,925
Asset-specific debt	352,575	197,203
Total secured debt	1,082,345	820,128
Deferred financing costs(1)	(2,621)	(2,618)
Net book value of secured debt	$1,079,724	$817,510
(1)Costs incurred in connection with the Company's secured debt are recorded on the Company's consolidated statement of assets and liabilities when incurred and recognized as a component of interest expense over the life of each related facility.

Secured Credit Facilities
The Company's secured credit facilities are generally in the form of master repurchase agreements and secured by certain of its investments in loans and other notes and debt securities. The following table details the Company's secured credit facilities ($ in thousands):

	March 31, 2026
	Borrowings			Collateral Pledged
Collateral Type	Weighted Average Rate(1)	Borrowings	Weighted Average Maturity(2)	Number of Positions Pledged	Collateral(3)	Weighted Average Maturity(4)
Investments in loans and other notes
Wells Fargo Bank, N.A.	5.0%	$185,030	1/31/2031	3	$271,684	1/23/2031
Barclays Bank PLC	5.2%	170,143	10/10/2030	5	247,071	9/28/2030
Canadian Imperial Bank of Commerce	5.1%	148,613	11/9/2030	1	198,151	11/9/2030
Morgan Stanley Bank, N.A.	5.1%	99,848	6/22/2029	15	135,116	7/3/2029
Subtotal	5.1%	603,634	9/3/2030	24	852,022	9/1/2030
Investments in debt securities
Société Generale	4.8%	57,845	3/19/2027	25	94,206	2/10/2048
Royal Bank of Canada	4.9%	38,148	1/27/2027	10	55,034	5/15/2039
Canadian Imperial Bank of Commerce	4.7%	11,729	1/27/2027	7	17,133	1/9/2046
Citigroup Global Markets Inc.	4.7%	18,414	2/12/2027	9	20,532	7/13/2049
Subtotal	4.8%	126,136	2/22/2027	51	186,905	10/5/2045
Total	5.0%	$729,770	1/23/2030	75	$1,038,927	6/3/2033
(1)For investments in loans and other notes, the weighted average borrowing rate is determined by reference to a benchmark index rate, primarily one‑month term SOFR. For investments in debt securities, the weighted average borrowing rate is determined by reference to a benchmark index rate, primarily overnight SOFR.
(2)For investments in loans and other notes, the weighted-average maturity of borrowings outstanding is generally calculated based on the maximum maturity date of the collateral pledged, assuming all extension options are exercised by the borrower. In certain instances, the maturity date of the respective secured credit facility is used. For investments in debt securities, the Company's secured debt is generally aligned to a one-year maturity and extended on an as needed basis by the Company.
(3)Represents the fair market value of the collateral pledged.
(4)Weighted average maturity date is based on the fully extended maturity date of the instrument for investments in loans and other notes or rated final distribution date for investments in debt securities; however, investments may be repaid before such date.
Refer to Note 4 of the Company's consolidated financial statements for additional details of its secured debt agreements.
Asset-Specific Debt
The Company's asset-specific debt is generally in the form of master loan and security agreements and is secured by certain investments in loans and other notes. The following table details the Company's asset-specific debt ($ in thousands):

	March 31, 2026
	Borrowings			Collateral Pledged
Collateral Type	Weighted Average Rate(1)	Borrowings	Weighted Average Maturity(2)	Number of Positions Pledged	Collateral(3)	Weighted Average Maturity(4)
Investments in loans and other notes
U.S. Bank, N.A,	4.9%	$154,522	4/9/2031	1	$191,208	4/9/2031
Standard Chartered Bank	5.0%	150,750	11/9/2030	1	201,000	11/9/2030
HSBC Bank USA, N.A.	5.1%	47,303	10/9/2030	1	63,070	10/9/2030
Total	5.0%	$352,575	1/10/2031	3	$455,278	1/10/2031
(1)For investments in loans and other notes, the weighted average borrowing rate is determined by reference to a benchmark index rate, primarily one‑month term SOFR.

(2)For investments in loans and other notes, the weighted-average maturity of borrowings outstanding is generally calculated based on the maximum maturity date of the collateral pledged, assuming all extension options are exercised by the borrower. In certain instances, the maturity date of the respective secured credit facility is used.
(3)Represents the fair market value of the collateral pledged.
(4)Weighted average maturity date is based on the fully extended maturity date of the instrument for investments in loans and other notes; however, investments may be repaid before such date.
Results of Operations
The following table presents the Company's consolidated results of operations ($ in thousands):

Three Months Ended March 31, 2026
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$30,920
Total investment income	30,920
Expenses:
Interest expense	10,810
Other general & administrative	1,843
Amortization of continuous offering costs	201
Total expenses	12,854
Expense support	(1,408)
Net expenses	11,446
Net investment income before tax expense	19,474
Excise tax expense	156
Net investment income after tax expense	19,318
Realized and unrealized gain (loss):
Unrealized gain (loss):
Non-controlled/non-affiliated investments	(2,084)
Derivative instruments	2,489
Foreign currency transactions	(1,177)
Net unrealized loss	(772)
Realized gain (loss):
Non-controlled/non-affiliated investments	917
Derivative instruments	(81)
Foreign currency transactions	(38)
Net realized gain	798
Net realized and unrealized gain	26
Net increase in net assets resulting from operations	$19,344
Investment Income
Total investment income was $30.9 million for the three months ended March 31, 2026 driven by the Company's deployment of capital. The average size of the Company's loan and other notes portfolio at fair value was $1.3 billion with a weighted average coupon of 6.8% for the three months ended March 31, 2026. The average size of the Company's debt securities portfolio at fair value was $342.7 million with a weighted average coupon of 6.8% for the three months ended March 31, 2026.
Net Expenses
Total interest expense of $10.8 million for the three months ended March 31, 2026 was driven by $888.1 million of average borrowings for the three months ended March 31, 2026, with a weighted average cost of 5.1%. Additionally, the Company incurred other general and administrative expenses of $1.8 million, and amortized offering costs of 0.2 million for the three months ended March 31, 2026. These expenses were offset by expense support received under the Expense Agreement with the Adviser of $1.4 million. Refer to Note 9 of the Company's consolidated financial statements for additional details of the Expense Agreement.

Net Unrealized Gain (Loss)
Net unrealized loss of $0.8 million for the three months ended March 31, 2026 was driven by net unrealized losses on investments in loans and other notes of $0.6 million, investments in debt securities of 1.5 million, and foreign currency transactions of $1.2 million partially offset by an unrealized gain on derivative instruments of $2.5 million.
Net Realized Gain (Loss)
Net realized gains of $0.8 million was driven by sales of non-controlled non-affiliated investments of $0.9 million partially offset by settlements of derivative instruments of $0.1 million and foreign currency transactions of $38,000 for the three months ended March 31, 2026.
Income Taxes, Including Excise Tax
The Company intends to elect to be treated as a RIC under Subchapter M of the Code and intends to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its "investment company taxable income" for that year (determined without regard to the deduction for dividends paid), which is generally its net ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income, if any.

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
For the three months ended March 31, 2026, the Company has incurred an excise tax of $0.2 million.
Liquidity and Capital Resources
Capitalization
The Company has capitalized its business to date primarily through the issuance and sale of its common shares of beneficial interest ("Common Shares") and secured debt. As of March 31, 2026 and December 31, 2025, the Company's capitalization structure included $917.7 million and $746.4 million of net asset value and $1.1 billion and $820.1 million of secured debt, respectively. Refer to Notes 4 and 6 to the Company's consolidated financial statements for additional details regarding its secured debt and net asset value.
The following table presents the Company's debt-to-equity ratio:

	March 31, 2026	December 31, 2025
Debt-to-equity ratios(1)	1.2x	1.0x
(1)Represents the ratio of (i) total outstanding secured debt, less cash, to (ii) total net asset value. The debt amounts included in the calculation above use gross outstanding principal balances, excluding any unamortized deferred financing costs and discounts.
In accordance with the 1940 Act, with certain limited exceptions, the Company is allowed to incur borrowings, issue debt securities or issue preferred stock, only if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2026 and December 31, 2025, the Company had an aggregate principal amount of $1.1 billion and $820.1 million of debt outstanding and its asset coverage ratio was 185% and 191%, respectively.

Sources of Liquidity
The Company's primary sources of liquidity include cash and cash equivalents, available borrowings under its secured debt, and net receivables from servicers related to loan and other note repayments, which are set forth in the following table ($ in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$23,065	$38,330
Available borrowings under secured debt	71,688	88,030
Loan and other note principal payments held by servicer, net(1)	174	816
Total	$94,926	$127,176
(1)Represents loan and other note principal payments held by third-party servicers as of the consolidated statement of assets and liabilities date that were remitted to the Company during the subsequent remittance cycle, net of the related secured debt balance.
The Company generates cash primarily from the proceeds of its continuous offering of Common Shares, proceeds from net borrowings under secured debt agreements, net income earned, and principal repayments of its investments in loans and other notes and debt securities. In addition, the Company held $427.8 million of unencumbered investments that could serve as collateral for additional borrowings as of March 31, 2026, which could represent additional liquidity.
Uses of Liquidity
The primary uses of the Company's liquidity are for (i) making investments, (ii) debt service, repayments, and other financing costs, (iii) repurchases of Common Shares, (iv) cash distributions to holders of Common Shares, and (v) general corporate operating costs. The Company's aggregate liquidity of $94.9 million as of March 31, 2026, proceeds from new financing arrangements, and the continuous offering of Common Shares are expected to be sufficient for the Company's investing activities and operations in the near term.
As of March 31, 2026, the Company had aggregate unfunded commitments of $74.1 million across twelve loans, and $36.7 million of committed or identified financings for those commitments, resulting in net unfunded commitments of $37.4 million. The unfunded loan commitments generally comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. Loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing the Company's loans and other notes. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. The Company expects to fund its loan commitments over the remaining term of the related loans and other notes, which have a weighted-average future funding period of 3.3 years.
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

The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares ($ in thousands, except per share amounts):

	For the Three Months Ended March 31, 2026
Source of Distribution	Per Share	Amount
Net investment income	$0.5552	$18,023
Net realized gains	—	—
Total	$0.5552	$18,023

Contractual Obligations and Commitments
The Company's contractual obligations and commitments as of March 31, 2026 were as follows ($ in thousands):

	Payment Timing
	Total Obligation	Less than 1 Year(1)	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded private loan commitments(2)	$74,132	$—	$39,334	$25,422	$9,375
Principal repayments under secured debt	1,082,345	131,046	19,489	694,783	237,026
Interest payments(3)(4)	222,782	48,700	95,519	78,271	292
Total	$1,379,259	$179,746	$154,342	$798,476	$246,693
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
(3)For investments in loans and other notes, the weighted-average maturity of borrowings outstanding is generally calculated based on the maximum maturity date of the collateral pledged, assuming all extension options are exercised by the borrower. In certain instances, the maturity date of the respective secured debt facility is used. For investments in debt securities, the Company's secured debt is generally aligned to a one-year maturity and extended on an as-needed basis by the Company.
(4)Represents interest payments on the Company's secured debt. Future interest payment obligations are estimated assuming the interest rates in effect as of March 31, 2026 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.
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
Cash Flows
The following table provides a breakdown of the net change in the Company's cash and cash equivalents ($ in thousands):

For the Three Months Ended March 31, 2026
Cash flows used in operating activities	$(430,485)
Cash flows provided by financing activities	415,739
Net decrease in cash, cash equivalents and restricted cash	$(14,746)
The Company experienced a decrease in cash and cash equivalents of $14.7 million for the three months ended March 31, 2026. During the three months ended March 31, 2026, the Company (i) borrowed a net $262.2 million under secured debt agreements and (ii) received proceeds of $170.0 million from the sale of Common Shares. Also, during the three months ended March 31, 2026, the Company (i) funded $535.9 million of loans and other notes and (ii) acquired $84.4 million of debt securities.
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
Investments
Investment transactions are recorded on a trade-date basis.

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
In a declining interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing net income and potentially adversely affecting operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing net income as indicated in the following table.
As of March 31, 2026, 76% of the Company's aggregate loans and other notes and debt securities by principal balance earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to changing interest rates, subject to the impact of interest rate floors on certain investments and derivatives used by the Company.

The following table projects the impact on the Company's interest income and expense for the twelve-month period following March 31, 2026, of an increase or decrease in the various floating-rate indices referenced by its portfolio inclusive of the impact of derivatives, assuming no change in credit spreads, portfolio composition, or asset performance, relative to the average indices during the three months ended March 31, 2026 ($ in thousands):

	Interest Rate Sensitivity as of March 31, 2026
	Increase in Rates		Decrease in Rates
Collateral Type	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Floating rate assets	$7,413	$14,830	$(7,345)	$(13,301)
Floating rate liabilities	(5,412)	(10,823)	5,412	10,823
Derivatives(1)	995	1,991	(995)	(1,991)
Net exposure	$2,996	$5,998	$(2,928)	$(4,469)
(1)Reflects the incremental amounts of net interest the Company would pay or receive under its outstanding interest rate derivative contracts as of March 31, 2026.
Investment Portfolio Value
As of March 31, 2026, 24% of the Company's aggregate loans and other notes and debt securities by principal balance earned a fixed rate of interest, so the value of such investments is impacted by changes in market interest rates. In certain cases, the Company has entered into interest rate swaps or other derivative contracts to mitigate the impact of changes in market interest rates on its net asset value.
Risk of Non-Performance
In addition to the risks related to fluctuations in cash flows and asset values associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the cash flows of the collateral real estate assets may not be sufficient to pay debt service due under the Company's loans and other notes, which may contribute to non-performance or, in severe cases, default. This risk is partially mitigated by the Company's consideration of rising rate stress-testing during its underwriting process, which generally includes a requirement for borrowers to purchase an interest rate cap contract with an unaffiliated third party, provide an interest reserve deposit, and/or provide interest guarantees or other structural protections.
Credit Risks
The Company's loans and other notes and debt securities are subject to credit risk, including the risk of default. The performance and value of the Company's investments depend upon the underlying borrowers' ability to operate the properties that serve as the Company's collateral so that they produce cash flows adequate to pay contractual interest and principal. To monitor this risk, the Company's asset management team reviews its investment portfolio and, in certain instances, is in regular contact with its borrowers, monitoring performance of the collateral and enforcing the Company's rights as necessary.
In addition, the Company is exposed to the risks generally associated with the commercial real estate market, including changes in occupancy rates, capitalization rates, absorption rates, and other macroeconomic factors beyond its control. The Company seeks to manage these risks through its underwriting and asset management processes.
The Company maintains a robust asset management relationship with its borrowers and utilizes these relationships to maximize the performance of its portfolio, including during periods of volatility. The Company believes that it benefits from these relationships and from its business model of investing in loans and other notes and debt securities collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. While the Company believes the principal amounts of its investments are generally adequately protected by underlying collateral value, there is a risk that it will not realize the entire principal value of certain investments. The Company's portfolio monitoring and asset management operations benefit from the deep knowledge, experience, and information advantages derived from its position as part of Blackstone's real estate platform. Blackstone has built the world's preeminent global real estate business, with a proven track record of successfully navigating market cycles and emerging stronger through periods of volatility. The market-leading real estate expertise derived from the strength of the Blackstone platform deeply informs the Company's credit and underwriting process, and the Company believes it gives it the tools to expertly asset manage its portfolio and work with its borrowers throughout periods of economic stress and uncertainty.
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

Margin call provisions under the Company's credit facilities secured by investments in loans and other notes generally do not permit valuation adjustments based on capital markets events and are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. The Company's credit facilities secured by investments in debt securities are subject to valuation adjustments and the Company may be required to post additional collateral with counterparties.
Counterparty Risk
The nature of the Company's business requires it to hold cash and cash equivalents with, and obtain financing from, various financial institutions. This exposes the Company to the risk that these financial institutions may not fulfill their obligations to it under these various contractual arrangements. The Company mitigates this exposure by depositing cash and cash equivalents and entering into financing agreements with high-credit-quality institutions. The nature of the Company's loans and other notes and debt securities also exposes it to the risk that counterparties do not make required interest and principal payments on scheduled due dates.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Refer to the Company's Current Reports on Form 8-K filed with SEC on January 23, 2026, February 24, 2026, and March 23, 2026 for information about unregistered sales of its equity securities during the quarter.
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

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Blackstone Private Real Estate Credit and Income Fund

Date:	May 12, 2026	/s/ Brian Kim
Brian Kim
Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2026	/s/ David Rosen
David Rosen
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)