Form 10-Q
period 2026-09-30
Blackstone Private Real Estate Credit & Income Fund
filed 2026-11-12
CIK 2049733

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
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of October 31, 2026 was 39,345,587. Common Shares outstanding exclude November 2026 subscriptions since the issuance price is not yet finalized at this time.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blackstone Private Real Estate Credit and Income Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost basis of $2,494,909 and $1,516,173, respectively)	$2,496,941	$1,528,317
Total investments at fair value (cost basis of $2,494,909 and $1,516,173, respectively)	2,496,941	1,528,317
Cash and cash equivalents	20,946	38,330
Restricted cash	8,817	2,415
Interest receivable from non-controlled/non-affiliated investments	12,107	7,405
Receivables for investments	18,317	—
Derivative assets at fair value	10,456	26
Other assets	2,837	1,287
Total assets	$2,570,421	$1,577,780
LIABILITIES
Secured debt, net	$1,523,807	$817,510
Payables for investments	4,000	—
Derivative liabilities at fair value	51	1,376
Due to affiliates	2,820	1,715
Distribution payable	7,703	5,274
Accrued expenses and other liabilities	3,830	5,540
Total liabilities	1,542,211	831,415
Commitments and contingencies (Note 10)
NET ASSETS
Common Shares, $0.01 par value (39,241,533 and 28,630,433 shares issued and outstanding, respectively)	392	286
Additional paid-in capital	1,007,180	730,017
Distributable earnings	20,638	16,062
Total net assets	1,028,210	746,365
Total liabilities and net assets	$2,570,421	$1,577,780

NET ASSET VALUE PER SHARE	September 30, 2026	December 31, 2025
Net assets	$1,028,210	$746,365
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	39,241,533	28,630,433
Net asset value per share	$26.20	$26.07
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Real Estate Credit and Income Fund
Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	For the period from May 1, 2025 (Commencement of operations) to September 30, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$42,525	$14,196	$111,764	$16,348
Total investment income	42,525	14,196	111,764	16,348
Expenses:
Interest expense	17,173	5,121	42,124	5,629
Other general and administrative	2,375	1,404	6,636	3,467
Organizational costs	9	662	1,114	2,277
Amortization of continuous offering costs	30	199	328	304
Total expenses	19,587	7,386	50,202	11,677
Expense support	(456)	(2,016)	(4,023)	(5,731)
Net expenses	19,131	5,370	46,179	5,946
Net investment income before tax expense	23,394	8,826	65,585	10,402
Excise tax expense	60	134	321	134
Net investment income after tax expense	23,334	8,692	65,264	10,268
Realized and unrealized gain (loss):
Unrealized gain (loss):
Non-controlled/non-affiliated investments	(5,602)	4,094	(10,345)	6,610
Derivative instruments	7,957	(444)	11,755	(1,810)
Foreign currency transactions	(77)	(210)	(938)	(210)
Net unrealized gain (loss)	2,278	3,440	472	4,590
Realized gain (loss):
Non-controlled/non-affiliated investments	(460)	259	611	260
Derivative instruments	(659)	316	(521)	363
Foreign currency transactions	98	118	(9)	118
Net realized gain (loss)	(1,021)	693	81	741
Net realized and unrealized gain (loss)	1,257	4,133	553	5,331
Net increase in net assets resulting from operations	$24,591	$12,825	$65,817	$15,599
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Real Estate Credit and Income Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	For the period from May 1, 2025 (Commencement of operations) to September 30, 2025
Operations:
Net investment income	$23,334	$8,692	$65,264	$10,268
Net unrealized gain (loss)	2,278	3,440	472	4,590
Net realized gain (loss)	(1,021)	693	81	741
Net increase in net assets resulting from operations	24,591	12,825	65,817	15,599
Distributions to common shareholders:
Net decrease in net assets resulting from distributions	(22,544)	(6,112)	(61,241)	(7,568)
Share transactions:
Proceeds from shares sold	32,144	175,000	277,269	395,503
Net increase from share transactions	32,144	175,000	277,269	395,503
Total increase in net assets	34,191	181,713	281,845	403,534
Net assets, beginning of period	994,019	221,821	746,365	—
Net assets, end of period	$1,028,210	$403,534	$1,028,210	$403,534
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Real Estate Credit and Income Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30, 2026	For the period from May 1, 2025 (Commencement of operations) to September 30, 2025
Cash flows from operating activities:
Net increase in net assets resulting from operations	$65,817	$15,599
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized (gain) loss on investments	10,345	(6,610)
Net unrealized (gain) loss on derivative instruments	(11,755)	1,810
Net unrealized loss on foreign currency transactions	938	210
Realized gain on investments	(611)	(260)
Realized (gain) loss on foreign currency transactions	9	(118)
Net accretion of discount and amortization of premium on investments	(5,663)	(1,726)
Amortization of deferred financing costs	2,146	166
Amortization of continuous offering costs	328	304
Principal fundings of investments in loans and other notes	(1,046,072)	(537,133)
Origination and other fees received on investments in loans and other notes	10,101	2,383
Principal collections from investments in loans and other notes	55,465	32,913
Purchases of investments in debt securities	(263,870)	(320,373)
Proceeds from sale/repayment of investments in debt securities	271,010	37,332
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(4,702)	(4,503)
Other assets	(233)	(433)
Due to affiliates	220	(1,433)
Receivables for investments	(18,317)	—
Payables for investments	4,000	24,470
Accrued expenses and other liabilities	(1,710)	4,751
Net cash used in operating activities	(932,554)	(752,651)
Cash flows from financing activities:
Borrowings of secured debt	2,051,642	790,677
Deferred financing costs paid	(2,487)	—
Repayments of secured debt	(1,345,517)	(405,950)
Proceeds from issuance of common shares	277,269	395,503
Distributions paid in cash	(58,810)	(4,895)
Net cash provided by financing activities	922,097	775,335
Net increase (decrease) in cash and cash equivalents, and restricted cash	(10,457)	22,684
Effect of foreign exchange rate changes on cash and cash equivalents	(525)	—
Cash and cash equivalents, and restricted cash at beginning of period	40,745	—
Cash and cash equivalents, and restricted cash at end of period	$29,763	$22,684
Reconciliation of cash, cash equivalents and restricted cash to the consolidated statements of assets and liabilities:
Cash and cash equivalents	$20,946	$20,949
Restricted cash	8,817	1,735
Total cash and cash equivalents, and restricted cash	$29,763	$22,684
Supplemental information and non-cash activities:
Interest paid during the period	$39,494	$4,939
Excise taxes paid	$205	$—
Loan and other note principal payments held by servicer, net	$81	$127
Distribution payable	$7,703	$2,673
Accrued but unpaid deferred financing costs	$850	$1,714
Accrued but unpaid deferred continuous offering costs	$35	$901
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments	Reference Rate	Spread	Floor	Interest Rate(1)	Acquisition Date/ Origination Date	Maturity Date(2)	Outstanding Principal Balance(7)	Cost Basis	Unfunded Commitment	Fair Value	% of Net Assets
Investments — non-controlled/non-affiliated(3)
Investments in loans and other notes(4)
Senior loans
Karlin Multifamily Portfolio(5)	SOFR	2.60%	2.75%	6.34%	10/15/2025	11/9/2030	$202,867	$201,636	$2,133	$202,867	19.7%
KKR AIP V(5)	SOFR	2.65%	2.75%	6.39%	10/28/2025	11/9/2030	201,000	199,631	–	201,000	19.6
CBREIM Logistics Portfolio(5)	SOFR	2.15%	2.50%	5.89%	3/30/2026	4/9/2031	193,153	191,692	6,846	193,153	18.8
Ardan(5)	SOFR	2.05%	2.50%	5.79%	3/27/2026	4/9/2031	103,130	102,348	8,870	103,130	10.0
Colorado Housing Portfolio(5)	SOFR	2.35%	2.75%	6.09%	11/26/2025	12/9/2030	97,500	96,797	–	97,500	9.5
Faropoint Atlantic(5)	SOFR	2.32%	2.75%	6.06%	2/2/2026	2/9/2031	89,200	88,503	–	89,200	8.7
Manor Chamblee(5)	SOFR	2.40%	2.50%	6.14%	8/14/2026	9/9/2031	82,940	82,380	6,260	82,226	8.0
AVEN(5)	SOFR	2.40%	2.75%	6.17%	9/11/2026	9/9/2031	82,000	81,195	–	81,180	7.9
Caroline Ralston Creek(5)	SOFR	2.30%	2.75%	6.04%	7/30/2026	8/9/2031	78,000	77,360	–	77,220	7.5
Cypress Ridge(5)	SOFR	2.50%	2.75%	6.24%	11/25/2025	12/9/2030	73,271	72,791	729	73,271	7.1
Manor Scottsdale(5)	SOFR	2.25%	2.50%	5.99%	8/12/2026	9/9/2031	70,000	69,565	–	69,440	6.8
Ridge Hill(5)	SOFR	3.35%	3.00%	7.09%	9/24/2025	10/9/2030	65,083	64,634	12,040	65,083	6.3
The Journal Phase I(5)	SOFR	2.93%	3.25%	6.68%	6/30/2025	7/9/2030	60,372	60,029	793	60,344	5.9
Peabody Union(5)	SOFR	2.35%	2.75%	6.25%	9/30/2026	10/9/2031	50,736	49,836	14,364	49,835	4.9
Cortland Westminster(5)	SOFR	2.40%	2.50%	6.14%	8/28/2026	9/9/2031	50,000	49,585	–	49,500	4.8
Jadian IOS Portfolio 2.0(5)	SOFR	2.55%	2.75%	6.29%	4/9/2026	4/9/2031	46,408	46,171	5,592	46,079	4.5
1401 Normantown Rd(5)	SOFR	2.30%	2.50%	6.19%	9/18/2026	10/9/2031	38,651	38,185	8,442	38,180	3.7
1100 Peachtree(5)	SOFR	3.65%	3.00%	7.39%	5/27/2025	6/9/2030	36,164	35,905	15,087	36,079	3.5
Stella on the Park(5)	SOFR	2.75%	3.00%	6.49%	7/17/2025	8/9/2030	33,766	33,549	2,034	33,766	3.3
Sterling Plaza(5)	SOFR	3.45%	3.00%	7.19%	7/31/2025	8/9/2030	31,948	31,735	2,732	31,960	3.1
4700-4738 Cherry Hill Road(5)				4.10%	6/18/2025	7/1/2032	25,818	23,432	–	23,105	2.3
Lot 600 Fingerboard Road(5)				6.44%	6/18/2025	10/12/2032	14,794	14,799	–	14,292	1.4
43490 Yukon Drive(5)				7.00%	6/18/2025	6/1/2027	11,264	11,267	–	11,229	1.1
3-26 Kent Towne Market(5)				4.75%	6/18/2025	7/15/2032	11,120	10,393	–	10,285	1.0
528-556 First Colonial Road(5)				3.99%	6/18/2025	4/13/2027	9,770	9,639	–	9,606	0.9
6420 Coventry Way(5)				3.55%	6/18/2025	10/5/2030	6,905	6,351	–	6,273	0.6
6420 Coventry Way 2(5)				4.40%	6/18/2025	10/5/2030	5,470	5,178	–	5,106	0.5
8520 Rainswood Drive(5)				6.00%	6/18/2025	6/1/2027	4,861	4,849	705	4,828	0.5
18200-18250 Flower Hill Way(5)				6.38%	6/18/2025	12/27/2033	4,164	4,169	–	4,178	0.4
1101-1125 Nelson Street(5)				5.25%	6/18/2025	10/17/2029	3,343	3,243	–	3,192	0.3

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments in loans and other notes(4) (continued)
Senior loans
1519 Wisconsin Avenue NW(5)				4.15%	6/18/2025	5/20/2032	3,124	2,852	–	2,789	0.3
1710 17th Street NE(5)	SOFR	2.50%		6.34%	6/18/2025	11/2/2030	2,608	2,587	–	2,592	0.3
							$1,789,430	$1,772,286	$86,627	$1,778,488	173.2%
Mezzanine loans and B-notes
Azalea Multifamily Portfolio	SOFR	4.76%		8.58%	8/8/2025	8/9/2030	$70,000	$69,730	$–	$70,000	6.8%
Sherrin Multifamily	SOFR	4.75%		8.57%	10/9/2025	10/9/2030	50,000	49,799	–	50,000	4.9
Eagle & West	SOFR	5.45%		9.27%	6/11/2025	6/9/2030	40,000	40,000	–	40,000	3.9
Lincoln Square North				9.86%	3/11/2026	4/1/2031	40,000	39,753	–	40,000	3.9
Iron Mountain Manassas				12.98%	1/9/2026	1/9/2031	28,375	27,283	–	28,375	2.8
77 Commercial				9.00%	12/9/2025	1/6/2031	27,500	27,500	–	27,500	2.7
Natura Gardens				8.12%	10/14/2025	11/1/2030	22,700	22,475	–	22,700	2.2
Puck Building				10.00%	5/20/2025	10/1/2034	15,000	14,936	9,375	15,000	1.5
ECI Multifamily Portfolio
ECI Mezzanine fixed rate loan				8.26%	5/9/2025	6/9/2030	12,000	11,984	–	12,000	1.2
ECI Mezzanine variable rate loan	SOFR	4.46%	3.00%	8.20%	5/9/2025	6/9/2030	3,000	2,981	–	3,000	0.3
							$308,575	$306,441	$9,375	$308,575	30.2%
Credit-linked notes
UK Mortgage Portfolio(6)	SONIA	7.00%		10.76%	3/27/2026	10/30/2037	$74,284	$74,284	$–	$74,284	7.2%
							$74,284	$74,284	$–	$74,284	7.2%
Investments in debt securities
CMBS
PSA 2026-STOR HRR				8.94%	7/30/2026	8/15/2043	$51,510	$51,510	$–	$50,326	4.9%
ONNI 2024-APT E(5)				8.03%	6/12/2026	7/15/2039	15,828	16,079	–	15,682	1.5
SHRN 2025-MF18 E(5)	SOFR	2.95%	2.95%	6.77%	4/22/2026	10/15/2040	15,000	15,014	–	14,991	1.5
RFR 2025-SGRM E(5)				7.51%	6/1/2026	3/11/2041	13,030	13,117	–	12,939	1.3
BMARK 2026-B43 GRR				6.60%	4/30/2026	4/15/2063	31,413	12,759	–	12,210	1.2
BSTN 2025-HUB HRR				10.06%	9/29/2025	4/13/2041	11,393	11,393	–	10,933	1.1
CSTL 2024-GATE E(5)				7.19%	6/12/2026	11/10/2041	11,024	11,117	–	10,775	1.1
TAURS 2025-UK3A E(5)(6)	SONIA	3.80%		7.55%	6/26/2025	7/20/2035	9,423	9,741	–	9,435	0.9
BBCMS 2025-C35 E				3.50%	7/10/2025	7/15/2058	17,295	8,653	–	8,714	0.9
BBCMS 2025-C35 KRR				6.37%	7/10/2025	7/15/2058	24,022	8,226	–	8,182	0.8
BMARK 2025-B41 JRR				6.56%	8/15/2025	7/15/2068	21,238	7,552	–	7,599	0.7
ICNQ 2024-MF E(5)				6.56%	5/7/2026	12/10/2034	7,717	7,785	–	7,510	0.7
BMARK 2026-B43 E				3.67%	4/30/2026	4/15/2063	14,053	7,344	–	7,133	0.7
BSTN 2025-HUB E(5)				7.37%	9/29/2025	4/13/2041	6,986	6,986	–	6,656	0.7
BMARK 2025-B41 F				3.50%	8/15/2025	7/15/2068	12,135	6,005	–	6,243	0.6

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments in debt securities (continued)
CMBS (continued)
RFR 2025-SGRM F(5)				8.51%	1/16/2026	3/11/2041	6,291	6,473	–	6,193	0.6
BBCMS 2025-C35 JRR				6.37%	7/10/2025	7/15/2058	11,531	5,675	–	5,578	0.5
BMARK 2026-B43 F				3.67%	4/30/2026	4/15/2063	9,093	4,009	–	3,737	0.4
COMM 2025-180W E(5)				7.61%	6/16/2026	8/10/2042	3,640	3,622	–	3,545	0.3
BMARK 2025-B41 G				3.50%	8/15/2025	7/15/2068	9,102	3,707	–	3,472	0.3
SLG 2026-PAT E(5)				6.92%	6/16/2026	2/15/2039	3,422	3,422	–	3,263	0.3
SHR 2024-LXRY D(5)	SOFR	3.60%	3.60%	7.42%	2/12/2026	10/15/2041	2,839	2,846	–	2,843	0.3
CSTL 2026-GATE3 E(5)				6.55%	9/15/2026	2/10/2043	2,911	2,904	–	2,804	0.3
BX 2025-OMG E(5)	SOFR	2.95%	2.95%	6.77%	6/29/2026	10/15/2042	2,626	2,642	–	2,629	0.3
BMARK 2020-IG1 AS(5)				2.91%	7/7/2026	9/15/2043	2,105	1,768	–	1,731	0.2
SCG 2026-MFP2 G(5)	SOFR	4.00%	4.00%	7.82%	7/29/2026	8/15/2041	1,689	1,689	–	1,689	0.2
NYC 2025-300P E(5)				7.39%	6/16/2026	7/13/2042	1,582	1,612	–	1,546	0.2
BX 2020-VIVA E(5)				3.67%	5/19/2026	3/11/2044	1,630	1,482	–	1,446	0.1
SCG 2026-MFP2 F(5)	SOFR	3.25%	3.25%	7.07%	7/29/2026	8/15/2041	1,434	1,434	–	1,434	0.1
BLP 2024-IND2 E(5)	SOFR	3.69%	3.69%	7.51%	5/20/2025	3/15/2041	1,407	1,407	–	1,399	0.1
SHR 2024-LXRY E(5)	SOFR	4.45%	4.45%	8.27%	6/25/2025	10/15/2041	1,221	1,223	–	1,224	0.1
EURO 41X E(5)(6)	SONIA	3.50%		7.25%	2/6/2026	1/23/2036	1,119	1,146	–	1,116	0.1
JPMF1 2026-FX1 D(5)				4.00%	5/28/2026	5/15/2059	1,120	997	–	968	0.1
JPMCC 2022-DATA E(5)				4.05%	2/3/2026	6/10/2042	869	738	–	697	0.1
ICNQ 2024-MF F(5)				6.56%	9/9/2026	12/10/2034	500	489	–	481	0.1
BBCMS 2026-M1 E				6.32%	9/17/2026	9/15/2059	500	461	–	461	—
EQUS 2021-EQAZ E(5)	SOFR	2.56%	2.30%	6.38%	4/22/2026	10/15/2038	398	395	–	397	—
UBSCM 2017-C4 C				4.65%	11/14/2025	10/15/2050	208	193	–	196	—
INV 2024-IND E	SOFR	4.24%	4.24%	8.06%	9/17/2025	11/15/2041	142	142	–	141	—
JPMDB 2020-COR7 A4(5)				1.92%	6/12/2026	5/13/2053	123	109	–	110	—
							$329,569	$243,866	$–	$238,428	23.3%
RMBS
GSMBS 2023-CCM1 B2(5)(6)				7.34%	7/17/2025	8/25/2053	$6,792	$6,763	$–	$6,736	0.7%
VISIO 2023-2 B2(5)(6)				7.70%	8/4/2025	10/25/2058	4,624	4,623	–	4,566	0.4
COLT 2024-7 B2(5)(6)				7.10%	9/16/2025	12/26/2069	3,478	3,492	–	3,449	0.3
COLT 2025-6 B1(5)(6)				7.21%	3/19/2026	8/25/2070	3,500	3,501	–	3,448	0.3
SAN 2026-NQM4 B1(5)				6.52%	5/15/2026	5/25/2066	3,457	3,377	–	3,273	0.3
MSRM 2024-NQM3 B1B(5)(6)				7.50%	5/27/2026	7/25/2069	2,566	2,582	–	2,536	0.3
VERUS 2024-5 B2(5)(6)				7.80%	1/21/2026	6/25/2069	2,509	2,552	–	2,466	0.2
VERUS 2025-3 B2(5)(6)				7.49%	6/3/2026	5/25/2070	2,428	2,441	–	2,387	0.2

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments in debt securities (continued)
RMBS (continued)
PRKCM 2024-AFC1 B2(5)(6)			8.35%	9/3/2025	3/25/2059	2,035	2,062	–	2,031	0.2
BRAVO 2024-NQM5 B2(5)(6)			8.03%	7/17/2025	6/25/2064	2,000	2,028	–	2,004	0.2
JPMMT 2024-VIS2 B2(5)(6)			7.67%	1/21/2026	11/25/2064	1,693	1,714	–	1,658	0.2
MSRM 2026-DSC2 B1(5)(6)			6.67%	9/24/2026	4/27/2071	1,538	1,526	–	1,456	0.1
COLT 2024-INV3 B2(5)(6)			7.82%	8/5/2025	9/25/2069	1,420	1,429	–	1,407	0.1
COLT 2024-6 B2(5)(6)			7.43%	9/3/2025	11/25/2069	1,335	1,345	–	1,326	0.1
BRAVO 2024-NQM6 B2(5)(6)			7.99%	8/13/2025	8/1/2064	1,300	1,316	–	1,302	0.1
VERUS 2024-6 B2(5)(6)			7.88%	7/16/2026	7/25/2069	1,269	1,282	–	1,255	0.1
NYMT 2026-INV3 B1(5)(6)			6.61%	5/28/2026	6/27/2061	1,128	1,118	–	1,082	0.1
CIM 2025-I1 B1B(5)(6)			7.49%	1/26/2026	10/25/2069	1,038	1,057	–	1,022	0.1
GSMBS 2026-DSC2 B1(5)(6)			6.89%	6/25/2026	9/25/2066	918	918	–	885	0.1
NRZT 2026-NQM7 B1(5)(6)			6.49%	6/1/2026	6/25/2066	857	848	–	819	0.1
MSRM 2026-DSC2 B2(5)(6)			6.67%	9/9/2026	4/27/2071	859	813	–	793	0.1
VERUS 2024-4 B2(5)(6)			7.99%	7/20/2026	6/25/2069	731	736	–	724	0.1
COLT 2025-5 B2(5)(6)			7.48%	11/17/2025	5/25/2070	578	581	–	566	0.1
DRMT 2025-INV1 B1(5)(6)			6.68%	11/4/2025	11/25/2060	569	569	–	553	0.1
MSRM 2024-NQM5 B1B(5)(6)			7.32%	11/7/2025	10/25/2069	487	491	–	475	0.1
COLT 2025-INV2 B2(5)(6)			7.07%	11/21/2025	2/25/2070	226	225	–	220	—
COLT 2025-3 B2(5)(6)			7.26%	11/21/2025	3/25/2070	211	211	–	207	—
						$49,546	$49,600	$–	$48,646	4.7%
Term loans
BAYCLU REF TLB 1L 01/2033(5)	SOFR	3.75%	6.90%	4/10/2026	2/4/2033	$18,671	$18,587	$–	$18,657	1.8%
TRTX TL 1L 04/2033(5)(6)	SOFR	3.75%	6.54%	9/30/2026	5/16/2033	4,101	4,091	–	4,098	0.4
						$22,772	$22,678	$–	$22,755	2.2%
Corporate debt
RPLDCI 6.581 05/30/2049(5)(6)			6.58%	9/21/2026	5/30/2049	$3,768	$3,593	$–	$3,473	0.3%
CPKLN 6.875 2032 REGS(5)(6)			6.88%	9/30/2026	8/28/2032	3,182	3,185	–	3,172	0.3
WEEKHM 6.75 01/15/2034 144A(5)			6.75%	9/9/2026	1/15/2034	1,677	1,691	–	1,613	0.2
LGIH 4 2029 144A(5)(6)			4.00%	9/18/2026	7/15/2029	1,322	1,232	–	1,199	0.1
SERVAT FRN 04/23/2030(5)(6)	EURIBOR	6.25%	8.73%	10/9/2025	4/23/2030	1,022	1,071	–	1,059	0.1
LGIH 8.75 2028 144A(5)(6)			8.75%	8/6/2026	12/15/2028	1,000	1,027	–	1,013	0.1
ACR 8.625 2031(5)			8.63%	8/4/2026	7/31/2031	1,000	1,000	–	989	0.1
ABR 8.5 12/15/2028 144A(5)(6)			8.50%	9/30/2026	12/15/2028	1,033	1,007	–	980	0.1
FOR 6.5 03/15/2033 144A(5)(6)			6.50%	9/11/2026	3/15/2033	817	824	–	787	0.1

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments in debt securities (continued)
Corporate debt (continued)
CCS 6.625 2033 144A(5)(6)	6.63%	8/13/2026	9/15/2033	631	640	–	605	0.1
ABR 4.5 2027 144A(5)(6)	4.50%	9/18/2026	3/15/2027	524	514	–	510	0.1
				$15,976	$15,784	$–	$15,400	1.6%
Interest-only securities
BMARK 2026-B43 XE	2.93%	4/30/2026	4/15/2063	$14,053	$2,504	$–	$2,499	0.2%
BBCMS 2025-C35 XE	2.87%	7/10/2025	7/15/2058	17,295	2,347	–	2,428	0.2
BMARK 2025-B41 XF	3.06%	8/15/2025	7/15/2068	12,135	1,769	–	1,944	0.2
BMARK 2026-B43 XF	2.93%	4/30/2026	4/15/2063	9,093	1,445	–	1,427	0.1
BMARK 2025-B41 XG	3.06%	8/15/2025	7/15/2068	9,102	1,188	–	1,343	0.1
COMM 2025-180W X(5)	1.60%	7/28/2025	8/10/2042	10,024	455	–	470	0.1
JPMF1 2026-FX1 XD(5)	1.81%	5/26/2026	5/15/2059	3,910	262	–	254	—
				$75,612	$9,970	$–	$10,365	0.9%
Total investments — non-controlled/non-affiliated				$2,665,764	$2,494,909	$96,002	$2,496,941	243.3%
Total investments				$2,665,764	$2,494,909	$96,002	$2,496,941	243.3%
Cash and cash equivalents
Dreyfus Government Cash Management	3.74%			$20,602	$20,602	$–	$20,602	2.0%
Other cash and cash equivalents				344	344	–	344	—
Total investments, cash and cash equivalents				$2,686,710	$2,515,855	$96,002	$2,517,887	245.3%
(1)For variable rate investments, which bear interest at a rate that is determined by reference to a benchmark index rate, primarily one‑month term Secured Overnight Financing Rate ("SOFR"), the interest rate includes SOFR and other index rates, as applicable, in effect for each investment as of September 30, 2026. In certain cases, the interest rate is reflective of interest rate floors.
(2)Maturity date is based on the fully extended maturity date of the instrument for investments in loans and other notes or rated final distribution date for investments in debt securities; however, investments may be repaid before such date.
(3)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "1940 Act"), the Company is generally deemed to "control" a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is generally deemed an "affiliated person" of a portfolio company if the Company owns 5% or more of the portfolio company's outstanding voting securities. As of September 30, 2026, the Company did not own more than 5% of a portfolio company's outstanding voting securities.
(4)Investments in loans and other notes were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser, as the Valuation Designee (refer to Note 2 and Note 8), pursuant to the Company's valuation policy.
(5)All or a portion of the Company's investment has been pledged as collateral under the Company's secured debt agreements.
(6)These investments are not qualifying assets under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2026, non-qualifying assets represented 7.4% of the Company's total assets as calculated in accordance with regulatory requirements.
(7)For interest-only securities, the outstanding principal balance represents the notional amount of such securities.

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)
ADDITIONAL INFORMATION

	September 30, 2026
Interest Rate Derivatives(1)	Counterparty	Company Receives(2)	Company Pays	Maturity Date	Notional Amount	Fair Value	Unrealized Gain (Loss)(3)
Interest rate swap	Royal Bank of Canada	SOFR	3.7%	7/15/2032	$69,808	$2,037	$2,037
Interest rate swap	Royal Bank of Canada	SOFR	4.0%	8/3/2031	45,000	1,296	1,296
Interest rate swap	Royal Bank of Canada	SOFR	3.4%	4/1/2031	19,200	1,012	1,012
Interest rate swap	Wells Fargo Bank, N.A.	SOFR	4.6%	10/9/2031	58,400	614	614
Interest rate swap	Royal Bank of Canada	SOFR	3.9%	5/4/2036	8,400	565	565
Interest rate swap	Royal Bank of Canada	SOFR	3.8%	7/14/2034	8,500	559	559
Interest rate swap	Royal Bank of Canada	SOFR	3.7%	8/19/2034	7,500	512	512
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/9/2029	14,000	385	385
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/4/2029	12,000	332	332
Interest rate swap	Royal Bank of Canada	SOFR	3.4%	12/10/2030	6,500	313	313
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/6/2029	9,000	247	247
Interest rate swap	Royal Bank of Canada	SOFR	3.4%	1/8/2031	4,200	207	207
Interest rate swap	Royal Bank of Canada	SOFR	3.3%	9/8/2027	20,000	200	200
Interest rate swap	Royal Bank of Canada	SOFR	3.3%	10/27/2030	2,500	134	134
Interest rate swap	Royal Bank of Canada	SOFR	3.3%	5/20/2029	3,500	119	119
Interest rate swap	Royal Bank of Canada	SOFR	3.9%	12/16/2027	13,500	99	99
Interest rate swap	Royal Bank of Canada	SOFR	3.7%	5/7/2029	4,000	94	94
Interest rate swap	Royal Bank of Canada	SOFR	3.9%	5/19/2029	3,000	59	59
Interest rate swap	Royal Bank of Canada	SOFR	4.4%	7/29/2041	1,000	58	58
Interest rate swap	Royal Bank of Canada	SOFR	4.4%	8/3/2041	1,000	53	53
Interest rate swap	Royal Bank of Canada	SOFR	3.5%	2/2/2031	1,000	47	47
Interest rate swap	Royal Bank of Canada	SOFR	4.8%	10/1/2033	3,500	(8)	(8)
Interest rate swap	Royal Bank of Canada	SOFR	4.7%	10/1/2028	6,000	(9)	(9)
Interest rate swap	Royal Bank of Canada	SOFR	4.7%	10/1/2030	6,000	(10)	(10)
Interest rate swap	Royal Bank of Canada	SOFR	4.9%	10/1/2040	3,200	(10)	(10)
Interest rate swap	Royal Bank of Canada	SOFR	4.9%	10/1/2038	5,300	(14)	(14)
Total interest rate swaps					$336,008	$8,891	$8,891
(1)For interest rate swap agreements, the Company generally does not make or receive any upfront payments or receipts.
(2)For interest rate swap agreements, the Company generally receives one-month term SOFR.
(3)The unrealized gain (loss) represents the life-to-date change in fair value for each interest rate swap.

	September 30, 2026
Foreign Currency Derivatives	Counterparty	Currency Purchased		Currency Sold		Settlement Date	Fair Value	Unrealized Gain (Loss)(1)
Foreign currency forward contract	Royal Bank of Canada	USD	75,747	GBP	56,000	10/2/2026	$1,463	$1,463
Foreign currency forward contract	Royal Bank of Canada	USD	2,117	GBP	1,565	12/10/2026	37	37
Foreign currency forward contract	Royal Bank of Canada	USD	2,026	GBP	1,520	10/28/2026	7	7
Foreign currency forward contract	Royal Bank of Canada	USD	330	GBP	245	11/4/2026	5	5
Foreign currency forward contract	Royal Bank of Canada	USD	88	GBP	65	10/28/2026	1	1
Foreign currency forward contract	Royal Bank of Canada	USD	216	EUR	189	10/30/2026	1	1
Total foreign currency forward contracts							$1,514	$1,514
(1)The unrealized gain (loss) represents the life-to-date change in fair value for each foreign currency forward contract.
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments	Reference Rate	Spread	Floor	Interest Rate(1)	Acquisition Date/ Origination Date	Maturity Date(2)	Outstanding Principal Balance(7)	Cost Basis	Unfunded Commitment	Fair Value	% of Net Assets
Investments — non-controlled/non-affiliated(3)
Investments in loans and other notes(4)
Senior loans
KKR AIP V(5)	SOFR	2.65%	2.75%	6.43%	10/28/2025	11/9/2030	$201,000	$199,146	$–	$201,000	26.9%
Karlin Multifamily Portfolio(5)	SOFR	2.60%	2.75%	6.38%	10/15/2025	11/9/2030	195,556	193,889	9,444	195,556	26.2
Colorado Housing Portfolio(5)	SOFR	2.35%	2.75%	6.13%	11/26/2025	12/9/2030	97,500	96,557	–	97,500	13.1
Cypress Ridge(5)	SOFR	2.50%	2.75%	6.28%	11/25/2025	12/9/2030	71,200	70,556	2,800	71,200	9.5
Ridge Hill(5)	SOFR	3.35%	3.00%	7.13%	9/24/2025	10/9/2030	61,937	61,323	15,186	61,937	8.3
The Journal Phase I(5)	SOFR	2.89%	3.25%	6.67%	6/30/2025	7/9/2030	58,272	57,832	1,728	58,272	7.8
1100 Peachtree(5)	SOFR	3.65%	3.00%	7.43%	5/27/2025	6/9/2030	33,625	33,343	7,750	33,625	4.5
Stella on the Park(5)	SOFR	2.75%	3.00%	6.53%	7/17/2025	8/9/2030	33,392	33,087	2,408	33,392	4.5
Sterling Plaza(5)	SOFR	3.45%	3.00%	7.23%	7/31/2025	8/9/2030	30,658	30,360	4,022	30,658	4.1
1305 West 7th Street(5)				4.49%	6/18/2025	6/24/2029	25,645	24,237	2,500	24,880	3.3
4700-4738 Cherry Hill Road(5)				4.10%	6/18/2025	7/1/2032	26,235	23,494	–	23,924	3.2
6905-6955 Oakland Mills Road(5)	SOFR	1.80%		5.76%	6/18/2025	12/20/2029	18,470	17,922	–	17,955	2.4
Lot 600 Fingerboard Road(5)				6.44%	6/18/2025	10/12/2032	14,993	14,999	–	14,993	2.0
43490 Yukon Drive(5)				7.00%	6/18/2025	6/1/2027	11,438	11,444	–	11,438	1.5
3-26 Kent Towne Market(5)				4.75%	6/18/2025	7/15/2032	11,278	10,445	–	10,695	1.4
528-556 First Colonial Road(5)				3.99%	6/18/2025	4/13/2027	9,995	9,671	–	9,718	1.3
5009 Westone Plaza Drive(5)				6.57%	6/18/2025	6/30/2026	6,558	6,539	–	6,551	0.9
6420 Coventry Way(5)				3.55%	6/18/2025	10/5/2030	7,091	6,417	–	6,538	0.9
6420 Coventry Way 2(5)				4.40%	6/18/2025	10/5/2030	5,588	5,234	–	5,336	0.7
8520 Rainswood Drive(5)				6.00%	6/18/2025	6/1/2027	4,928	4,903	705	4,928	0.7
18200-18250 Flower Hill Way(5)				4.99%	6/18/2025	12/27/2033	4,262	4,267	–	4,455	0.6
1101-1125 Nelson Street(5)				5.25%	6/18/2025	10/17/2029	3,406	3,279	–	3,313	0.4
1519 Wisconsin Avenue NW(5)				4.15%	6/18/2025	5/20/2032	3,185	2,870	–	2,884	0.4
52 Souder Road(5)				6.99%	6/18/2025	3/20/2030	2,845	2,847	–	2,845	0.4
1710 17th Street NE(5)	SOFR	2.50%		6.46%	6/18/2025	11/2/2030	2,790	2,763	–	2,768	0.4
							$941,847	$927,424	$46,543	$936,361	125.4%
Mezzanine loans
Azalea Multifamily Portfolio	SOFR	4.76%		8.51%	8/8/2025	8/9/2030	$70,000	$69,678	$–	$70,000	9.4%
Sherrin Multifamily	SOFR	4.75%		8.50%	10/9/2025	10/9/2030	50,000	49,762	–	50,000	6.7
Eagle & West	SOFR	5.45%		9.20%	6/11/2025	6/9/2030	40,000	40,000	–	40,000	5.4

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments in loans(4) (continued)
Mezzanine loans (continued)
77 Commercial				9.00%	12/9/2025	1/6/2031	27,500	27,500	–	27,500	3.7
Natura Gardens				8.12%	10/14/2025	11/1/2030	22,700	22,434	–	22,700	3.0
Puck Building				10.00%	5/20/2025	10/1/2034	15,000	14,930	9,375	15,000	2.0
ECI Multifamily Portfolio
ECI Mezzanine fixed rate loan				8.26%	5/9/2025	6/9/2030	12,000	11,981	–	12,000	1.6
ECI Mezzanine variable rate loan	SOFR	4.46%	3.00%	8.24%	5/9/2025	6/9/2030	3,000	2,977	–	3,000	0.4
							$240,200	$239,262	$9,375	$240,200	32.2%
Investments in debt securities
CMBS
SHRN 2025-MF18 E⁽⁵⁾	SOFR	2.95%	2.95%	6.70%	10/7/2025	10/15/2040	$45,000	$45,000	$–	$45,021	6.0%
RFR 2025-SGRM E⁽⁵⁾				7.27%	9/10/2025	3/11/2041	17,915	18,037	–	18,270	2.5
BX 2021-RISE G⁽⁵⁾	SOFR	3.06%	2.95%	6.81%	8/7/2025	11/15/2036	13,948	13,974	–	13,927	1.9
BSTN 2025-HUB HRR				9.74%	9/29/2025	4/13/2041	11,393	11,393	–	11,452	1.5
CSTL 2024-GATE E⁽⁵⁾				6.96%	11/13/2025	11/10/2041	11,024	11,121	–	11,279	1.5
ICNQ 2024-MF E⁽⁵⁾				6.35%	10/14/2025	12/10/2034	10,927	10,780	–	10,963	1.5
ELP 2025-ELP E⁽⁵⁾				6.45%	11/14/2025	11/13/2042	10,500	10,522	–	10,543	1.4
TAURS 2025-UK3A E(5)(6)	SONIA	3.80%		7.88%	6/26/2025	7/20/2035	9,540	9,741	–	9,529	1.3
BBCMS 2025-C35 E				3.50%	7/10/2025	7/15/2058	17,295	8,450	–	9,056	1.2
BBCMS 2025-C35 KRR				6.17%	7/10/2025	7/15/2058	24,022	8,419	–	8,667	1.2
BMARK 2025-B41 JRR				6.34%	8/15/2025	7/15/2068	21,238	7,832	–	7,586	1.0
NYC 2025-77C E				6.26%	12/8/2025	1/10/2038	7,096	7,096	–	7,124	1.0
BSTN 2025-HUB E⁽⁵⁾				7.13%	9/29/2025	4/13/2041	6,986	6,986	–	7,026	0.9
BMARK 2025-B41 F				3.50%	8/15/2025	7/15/2068	12,135	5,895	–	6,461	0.9
BSTN 2025-HUB D⁽⁵⁾				6.16%	10/29/2025	4/13/2041	6,000	6,000	–	6,054	0.8
BBCMS 2025-C35 JRR				6.17%	7/10/2025	7/15/2058	11,531	5,537	–	5,724	0.8
BMP 2024-MF23 E	SOFR	3.39%	3.39%	7.14%	12/16/2025	6/15/2041	5,654	5,672	–	5,663	0.8
MHC 2021-MHC G⁽⁵⁾	SOFR	3.32%	3.20%	7.07%	7/11/2025	4/15/2038	5,600	5,600	–	5,606	0.8
FS 2023-4SZN D⁽⁵⁾				9.08%	6/3/2025	11/10/2039	5,243	5,415	–	5,437	0.7
SHR 2024-LXRY D⁽⁵⁾	SOFR	3.60%	3.60%	7.35%	6/18/2025	10/15/2041	5,110	5,122	–	5,125	0.7
BFLD 2025-660F D⁽⁵⁾	SOFR	2.75%	2.75%	6.50%	10/21/2025	11/15/2042	5,000	5,000	–	5,023	0.7
BX 2025-VLT6 D⁽⁵⁾	SOFR	2.59%	2.59%	6.34%	9/3/2025	3/15/2042	4,986	4,981	–	4,952	0.7
ARZ 2024-BILT F⁽⁵⁾				8.27%	6/12/2025	6/11/2039	4,770	4,905	–	4,916	0.7
SREIT 2021-MFP2 F⁽⁵⁾	SOFR	2.73%	2.62%	6.48%	6/4/2025	11/15/2036	4,401	4,402	–	4,398	0.6
INV 2024-IND D⁽⁵⁾	SOFR	3.09%	3.09%	6.84%	6/12/2025	11/15/2041	4,400	4,395	–	4,395	0.6
SFO 2021-555 E⁽⁵⁾	SOFR	3.01%	2.90%	6.76%	12/8/2025	5/15/2038	3,899	3,838	–	3,864	0.5

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments in debt securities (continued)
CMBS (continued)
WFCM 2016-LC24 B⁽⁵⁾				3.62%	9/11/2025	10/15/2049	4,000	3,825	–	3,853	0.5
COMM 2025-180W E⁽⁵⁾				7.36%	7/28/2025	8/10/2042	3,640	3,621	–	3,682	0.5
BMARK 2025-B41 G				3.50%	8/15/2025	7/15/2068	9,102	3,611	–	3,634	0.5
RFR 2025-SGRM F⁽⁵⁾				8.23%	12/15/2025	3/11/2041	2,721	2,793	–	2,784	0.4
CSTL 2025-GATE2 E⁽⁵⁾				6.35%	10/23/2025	11/10/2042	2,521	2,521	–	2,515	0.3
MHP 2021-STOR G⁽⁵⁾	SOFR	2.86%	2.75%	6.62%	5/20/2025	7/15/2038	2,250	2,250	–	2,243	0.3
SCG 2025-DLFN E	SOFR	2.95%	2.95%	6.70%	11/4/2025	3/15/2035	2,000	2,006	–	1,988	0.3
BX 2022-AHP E⁽⁵⁾	SOFR	3.04%	3.04%	6.79%	8/8/2025	1/17/2039	1,863	1,839	–	1,857	0.3
BLP 2024-IND2 E⁽⁵⁾	SOFR	3.69%	3.69%	7.44%	5/20/2025	3/15/2041	1,722	1,722	–	1,719	0.2
SCG 2025-SNIP E⁽⁵⁾	SOFR	3.40%	3.40%	7.15%	9/9/2025	9/15/2042	1,680	1,680	–	1,684	0.2
NYC 2025-300P E⁽⁵⁾				7.39%	11/13/2025	7/13/2042	1,582	1,613	–	1,603	0.2
ARES1 2025-IND3 E⁽⁵⁾	SOFR	3.55%	3.55%	7.30%	8/21/2025	4/15/2042	1,415	1,415	–	1,416	0.2
SHR 2024-LXRY E⁽⁵⁾	SOFR	4.45%	4.45%	8.20%	6/25/2025	10/15/2041	1,221	1,223	–	1,230	0.2
EQUS 2021-EQAZ E⁽⁵⁾	SOFR	2.56%	2.30%	6.32%	6/10/2025	10/15/2038	398	395	–	397	0.1
BX 2021-LBA GJV⁽⁵⁾	SOFR	3.11%	3.00%	6.87%	5/1/2025	2/15/2036	287	281	–	284	—
UBSCM 2017-C4 C				4.53%	11/14/2025	10/15/2050	208	193	–	196	—
INV 2024-IND E	SOFR	4.24%	4.24%	7.99%	9/17/2025	11/15/2041	178	178	–	178	—
							$322,401	$267,279	$–	$269,324	36.4%
RMBS(6)
GSMBS 2023-CCM1 B2⁽⁵⁾				7.41%	7/17/2025	8/25/2053	$6,792	$6,763	$–	$6,773	0.9%
PRKCM 2023-AFC2 B2⁽⁵⁾				8.15%	6/11/2025	6/25/2058	4,786	4,787	–	4,804	0.6
VISIO 2023-2 B2⁽⁵⁾				7.71%	8/4/2025	10/25/2058	4,624	4,624	–	4,622	0.6
COLT 2025-6 B1⁽⁵⁾				7.21%	6/13/2025	8/25/2070	3,500	3,501	–	3,546	0.5
COLT 2024-7 B2⁽⁵⁾				7.14%	9/16/2025	12/26/2069	3,478	3,492	–	3,483	0.5
NRZT 2024-NQM1 B2⁽⁵⁾				7.98%	9/4/2025	3/25/2064	3,290	3,313	–	3,305	0.4
BRAVO 2024-NQM3 B2⁽⁵⁾				8.33%	7/9/2025	3/25/2064	3,256	3,309	–	3,312	0.4
NRZT 2023-NQM1 B1⁽⁵⁾				7.49%	7/8/2025	10/25/2063	3,000	3,006	–	3,024	0.4
COLT 2024-2 B2⁽⁵⁾				8.35%	7/16/2025	4/25/2069	2,500	2,537	–	2,531	0.3
PRKCM 2024-AFC1 B2⁽⁵⁾				8.40%	9/3/2025	3/25/2059	2,035	2,063	–	2,073	0.3
BRAVO 2024-NQM5 B2⁽⁵⁾				8.08%	7/17/2025	6/25/2064	2,000	2,028	–	2,031	0.3
RCKT 2024-CES2 B2⁽⁵⁾				9.58%	6/17/2025	4/25/2044	1,922	1,981	–	1,982	0.3
PRPM 2024-NQM3 B1⁽⁵⁾				7.40%	9/12/2025	8/25/2069	1,500	1,512	–	1,519	0.2
COLT 2024-INV3 B2⁽⁵⁾				7.87%	8/5/2025	9/25/2069	1,420	1,429	–	1,433	0.2
COLT 2024-6 B2				7.48%	9/3/2025	11/25/2069	1,335	1,345	–	1,343	0.2
BRAVO 2024-NQM6 B2⁽⁵⁾				8.00%	8/13/2025	8/1/2064	1,300	1,316	–	1,322	0.2

Blackstone Private Real Estate Credit and Income Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments in debt securities (continued)
RMBS(6) (continued)
PRKCM 2023-AFC3 B2⁽⁵⁾				7.77%	6/11/2025	9/25/2058	1,250	1,249	–	1,255	0.2
HOMES 2024-AFC1 B1⁽⁵⁾				6.89%	12/16/2025	8/25/2059	1,181	1,160	–	1,184	0.2
GCAT 2024-NQM2 B2⁽⁵⁾				7.96%	7/17/2025	6/25/2059	713	720	–	724	0.1
COLT 2025-5 B2				7.51%	11/17/2025	5/25/2070	578	581	–	579	0.1
DRMT 2025-INV1 B1				6.68%	11/4/2025	11/25/2060	569	569	–	565	0.1
MSRM 2024-NQM5 B1B⁽⁵⁾				7.37%	11/7/2025	10/25/2069	487	491	–	484	0.1
COLT 2025-INV2 B2				7.10%	11/21/2025	2/25/2070	226	225	–	224	—
COLT 2025-3 B2				7.29%	11/21/2025	3/25/2070	211	211	–	210	—
							$51,953	$52,212	$–	$52,328	7.1%
Corporate debt(6)
CPKLN 6.875 2032 REGS(5)				6.88%	10/14/2025	8/28/2032	$10,587	$10,466	$–	$10,578	1.4%
PK 4.875 2029 144A				4.88%	11/19/2025	5/15/2029	2,937	2,838	–	2,864	0.4
PK 5.875 2028 144A				5.88%	11/20/2025	10/1/2028	2,308	2,302	–	2,307	0.3
SERVAT FRN 04/23/2030	EURIBOR	6.25%		8.29%	10/9/2025	4/23/2030	1,057	1,077	–	1,082	0.1
PEB 6.375 10/15/2029 144A				6.38%	11/18/2025	10/15/2029	822	832	–	841	0.1
							$17,711	$17,515	$–	$17,672	2.3%
Interest-only securities
BBCMS 2025-C35 XE				2.67%	7/10/2025	7/15/2058	$17,295	$2,555	$–	$2,651	0.4%
BMARK 2025-B41 XF				2.84%	8/15/2025	7/15/2068	12,135	2,075	–	2,136	0.3
BMARK 2025-B41 XG				2.84%	8/15/2025	7/15/2068	9,102	1,402	–	1,465	0.2
COMM 2025-180W X⁽⁵⁾				1.35%	7/28/2025	8/10/2042	10,024	852	–	569	0.1
							$48,556	$6,884	$–	$6,821	1.0%
CLOs
MF1 2022-FL9 C⁽⁵⁾	SOFR	3.70%	3.70%	7.43%	5/1/2025	6/19/2037	$2,878	$2,878	$–	$2,884	0.4%
LNCR 2022-CRE7 C(6)	SOFR	2.50%	2.50%	6.44%	11/18/2025	1/17/2037	1,000	1,000	–	996	0.1
MF1 2022-FL8 C(6)	SOFR	2.20%	2.20%	5.93%	6/24/2025	2/19/2037	448	441	–	444	0.1
							$4,326	$4,319	$–	$4,324	0.6%
Term Loans
BAYCLU TL B 1L 06/2031	SOFR	3.75%		7.41%	6/4/2025	6/27/2031	$1,281	$1,278	$–	$1,287	0.2%
							$1,281	$1,278	$–	$1,287	0.2%
Total investments — non-controlled/non-affiliated							$1,628,275	$1,516,173	$55,918	$1,528,317	205.2%
Total investments							$1,628,275	$1,516,173	$55,918	$1,528,317	205.2%
Cash and cash equivalents
Dreyfus Government Cash Management				3.65%			$38,157	$38,157	$–	$38,157	5.1%
Other cash and cash equivalents							173	173	–	173	—
Total investments, cash and cash equivalents							$1,666,605	$1,554,503	$55,918	$1,566,647	210.3%

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
(1)For interest rate swap agreements, the Company generally does not make or receive any upfront payments or receipts.
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
(1)The unrealized gain (loss) represents the life-to-date change in fair value for each foreign currency forward contract.
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
1. ORGANIZATION
Blackstone Private Real Estate Credit and Income Fund ("BREC" or the "Company") is a Delaware statutory trust formed on October 14, 2024. The Company was formed to originate, acquire, finance and manage a portfolio consisting of a broad range of real estate-related investments in or relating to private and public debt, equity or other interests on a global basis, with a primary focus in the U.S. The Company may invest in, or originate, real estate-related debt and equity securities, including senior loans, mezzanine loans, subordinated debt, mortgage-backed securities ("MBS"), B-notes, credit-linked notes, and collateralized loan obligations ("CLOs"). The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company is externally managed by Blackstone Real Estate Special Situations Advisors L.L.C. (the "Adviser"), a subsidiary of Blackstone Inc. ("Blackstone"), and intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). The nine months ended September 30, 2025 represents the period from May 1, 2025 (commencement of operations) to September 30, 2025.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with GAAP are omitted.
As an investment company, the Company applies the accounting and reporting guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946, Financial Services—Investment Companies ("ASC 946").
In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements for the interim period presented have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2026.
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
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, it deposits its cash and cash equivalents with high-credit-quality institutions to minimize credit risk exposure. The Company has not experienced, and does not expect, any losses on its cash or cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. Restricted cash consists primarily of cash pledged as collateral in connection with the Company's derivative contracts and certain of the Company's agreements that require the Company to post collateral in the form of cash.

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
Receivables/Payables from Investments
Receivables/payables from investments consist of amounts receivable to or payable by the Company for closed transactions that have not settled at the reporting date.
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
Additionally, the Company may enter into forward currency contracts, which are obligations between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilizes forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated transactions entered into by the Company. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying transactions entered into by the Company but establishes a rate of exchange in advance. Changes in the fair value of the foreign currency forward contracts are presented in net realized gains (losses) and net unrealized gain (loss) in the consolidated statements of operations.
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
Non-Accrual Income
Loans and other notes are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when loans and other notes are placed on non-accrual status. Additionally, any unamortized fees, premiums, or discounts are no longer accreted to interest income as of the date the loans or other notes are placed on non-accrual status. Interest payments received on non-accrual loans or other notes may be recognized as income or applied to principal depending on the Company's judgment regarding collectability. Non-accrual loans or other notes are restored to accrual status when past due principal and interest is paid current and, in the Company's judgment, are likely to remain current.
Fee Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication, or other fees. Such fees are recognized as income when earned or when the services are rendered.
Organization Expenses and Offering Expenses
Costs associated with the organization of the Company are expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.
Costs associated with the offering of common shares of beneficial interest of the Company ("Common Shares") are capitalized as deferred continuous offering costs in the consolidated statements of assets and liabilities and amortized over a twelve-month period from the date of incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company's private offering.
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
Recent Accounting Pronouncements
In September 2026, the FASB issued Accounting Standards Update ("ASU") 2026-03, "Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions," which amends the guidance in ASC 820, "Fair Value Measurement." The update requires investment companies within the scope of ASC 946 to consider contractual sale restrictions when measuring the fair value of equity securities, by applying a discount that reflects what market participants would demand for being unable to sell during the restriction period. ASU 2026-03 also requires disclosure of the amount of the discount included in the fair value measurement. ASU 2026-03 is effective for annual and interim periods in fiscal years beginning after December 15, 2027, and early adoption is permitted. The Company has not early adopted ASU 2026-03 and does not expect the adoption of ASU 2026-03 to have a material impact on the Company's consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow Scope Improvements," which amends the guidance in ASC 270, "Interim Reporting." The update enhances interim disclosure requirements by clarifying the information that must be presented in quarterly periods, including improved transparency regarding significant events, accounting policy updates, and material developments that occur between annual reporting dates. ASU 2025-11 also aligns certain interim reporting requirements more closely with annual disclosure objectives to promote consistency and comparability. The amendments are effective for interim periods beginning after December 15, 2027, and early adoption is permitted. The Company has not early adopted ASU 2025-11 and does not expect the adoption of ASU 2025-11 to have a material impact on the Company's consolidated financial statements.
In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements," which amends the guidance in ASC 815, "Derivatives and Hedging." The update refines certain hedge accounting requirements, including clarifications to the designation and documentation criteria for hedge relationships, improvements to the assessment of hedge effectiveness, and enhanced disclosures intended to provide greater transparency into an entity's risk management activities involving derivatives. ASU 2025-09 is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods, and early adoption is permitted. The Company has not early adopted ASU 2025-09 and does not expect the adoption of ASU 2025-09 to have a material impact on the Company's consolidated financial statements.

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
3. INVESTMENTS
The following tables detail the composition of the Company's investments ($ in thousands):

	September 30, 2026
Type	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Outstanding Principal Balance(3)	Fair Value
Investments in loans and other notes
Senior loans	32	6.2%	2/19/2031	$1,789,430	$1,778,488
Mezzanine loans and B-notes	9	9.3%	12/23/2030	308,575	308,575
Credit-linked notes	1	10.8%	10/30/2037	74,284	74,284
Subtotal	42	6.8%	5/6/2031	2,172,289	2,161,347
Investments in debt securities
CMBS	40	7.2%	2/15/2047	329,569	238,428
RMBS	27	7.4%	1/30/2065	49,546	48,646
Term loans	2	6.8%	2/22/2033	22,772	22,755
Corporate debt	11	6.9%	7/8/2035	15,976	15,400
Interest-only securities	7	2.9%	10/21/2062	75,612	10,365
Subtotal	87	7.0%	9/24/2048	493,475	335,594
Total investments	129	6.8%	9/5/2033	$2,665,764	$2,496,941

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
(1)For variable rate investments, which bear interest at a rate that is determined by reference to a benchmark index rate, primarily one‑month term Secured Overnight Financing Rate ("SOFR"), the interest rate includes SOFR and other index rates, as applicable, in effect for each investment as of September 30, 2026 and December 31, 2025. In certain cases, the interest rate is reflective of interest rate floors.
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

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following tables detail the property type composition of the Company's investments ($ in thousands):

	September 30, 2026
Property Type	Number of Positions	Cost Basis	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Investments in loans and other notes
Residential	17	$1,176,962	$1,180,902	48%	115%
Industrial	7	590,932	594,345	24%	58%
Retail	11	177,215	176,408	7%	17%
Office	4	127,069	127,768	5%	12%
Data center	1	27,283	28,375	1%	3%
Other	2	53,550	53,549	2%	5%
Subtotal	42	2,153,011	2,161,347	87%	210%
Investments in debt securities
Residential	51	136,092	133,615	5%	13%
Self-storage	2	54,119	52,888	2%	5%
Office	10	53,574	52,073	2%	5%
Retail	4	41,475	41,174	2%	4%
Industrial	6	18,416	17,959	1%	2%
Hospitality	5	11,788	11,680	—%	1%
Data center	2	4,331	4,171	—%	1%
Other	7	22,103	22,034	1%	2%
Subtotal	87	341,898	335,594	13%	33%
Total investments	129	$2,494,909	$2,496,941	100%	243%

	December 31, 2025
Property Type	Number of Positions	Cost Basis	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Investments in loans and other notes
Residential	11	$676,253	$681,120	45%	91%
Retail	15	207,676	210,162	14%	28%
Industrial	3	206,812	208,696	13%	28%
Office	3	75,945	76,583	5%	10%
Subtotal	32	1,166,686	1,176,561	77%	157%
Investments in debt securities
Residential	41	177,898	178,405	11%	24%
Office	10	63,146	63,934	4%	9%
Industrial	12	41,946	41,883	3%	6%
Hospitality	11	36,597	36,837	2%	5%
Retail	4	21,380	22,006	1%	3%
Self-storage	1	3,525	3,553	1%	—%
Other	1	4,995	5,138	1%	1%
Subtotal	80	349,487	351,756	23%	48%
Total investments	112	$1,516,173	$1,528,317	100%	205%

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following tables detail the geographic composition of the Company's investments ($ in thousands):

	September 30, 2026
Geography	Number of Positions	Cost Basis	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Investments in loans and other notes
United States
Sunbelt	22	$1,492,166	$1,499,691	60%	146%
Northeast	16	391,147	391,489	16%	38%
West	1	102,281	102,427	4%	10%
Midwest	1	51,072	51,152	2%	5%
Northwest	1	42,061	42,304	2%	4%
International	1	74,284	74,284	3%	7%
Subtotal	42	2,153,011	2,161,347	87%	210%
Investments in debt securities
United States
Sunbelt	33	126,187	123,959	5%	13%
Northeast	25	104,211	102,122	4%	10%
Midwest	10	54,158	53,173	2%	5%
West	12	29,623	29,148	1%	3%
Northwest	3	12,576	12,411	—%	1%
International	4	15,143	14,781	1%	1%
Subtotal	87	341,898	335,594	13%	33%
Total investments	129	$2,494,909	$2,496,941	100%	243%

	December 31, 2025
Geography	Number of Positions	Cost Basis	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Investments in loans and other notes
United States
Sunbelt	14	$834,456	$841,338	55%	112%
Northeast	18	332,230	335,223	22%	45%
Subtotal	32	1,166,686	1,176,561	77%	157%
Investments in debt securities
United States
Sunbelt	33	161,433	162,026	11%	22%
Northeast	22	104,731	105,871	7%	15%
West	12	29,678	29,936	2%	4%
Midwest	8	25,788	26,016	2%	3%
Northwest	2	6,572	6,718	—%	1%
International	3	21,285	21,189	1%	3%
Subtotal	80	349,487	351,756	23%	48%
Total investments	112	$1,516,173	$1,528,317	100%	205%

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

The following tables detail the credit ratings of the Company's investments ($ in thousands):

	September 30, 2026
Credit Rating(1)	Number of Positions	Cost Basis	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Investments in loans and other notes
Not rated	42	$2,153,011	$2,161,347	87%	210%
Subtotal	42	2,153,011	2,161,347	87%	210%
Investments in debt securities
AAA	1	109	110	—%	—%
AA-	1	1,767	1,732	—%	1%
A	4	11,332	11,179	1%	1%
BBB	9	59,198	57,979	2%	6%
BB	43	159,475	156,719	6%	15%
B	23	77,721	76,146	3%	7%
Not rated	6	32,296	31,729	1%	3%
Subtotal	87	341,898	335,594	13%	33%
Total investments	129	$2,494,909	$2,496,941	100%	243%

	December 31, 2025
Credit Rating(1)	Number of Positions	Cost Basis	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Investments in loans and other notes
Not rated	32	$1,166,686	$1,176,561	77%	157%
Subtotal	32	1,166,686	1,176,561	77%	157%
Investments in debt securities
AA-	1	3,825	3,853	—%	1%
A	4	9,300	9,276	1%	1%
BBB	11	38,364	38,223	3%	5%
BB	39	200,267	202,197	13%	28%
B	22	80,403	80,872	5%	11%
Not rated	3	17,328	17,335	1%	2%
Subtotal	80	349,487	351,756	23%	48%
Total investments	112	$1,516,173	$1,528,317	100%	205%
(1)"A" includes credit ratings of A+, A, and A-; "BBB" includes credit ratings of BBB+, BBB and BBB-; "BB" includes credit ratings of BB+, BB, and BB-; and "B" includes credit ratings of B+, B and B-.
4. BORROWINGS
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On April 1, 2025, the Company's sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of September 30, 2026 and December 31, 2025, the Company's asset coverage was 167% and 191%, respectively.
As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of its outstanding credit agreements.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Secured Debt
The following table details the Company's secured debt ($ in thousands):

	September 30, 2026	December 31, 2025
Secured credit facilities	$1,171,922	$622,925
Asset-specific debt	354,084	197,203
Total secured debt	1,526,006	820,128
Deferred financing costs(1)	(2,199)	(2,618)
Net book value of secured debt	$1,523,807	$817,510
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
Secured Credit Facilities
The Company's secured credit facilities are generally in the form of master repurchase agreements and secured by certain of its investments in loans and other notes and debt securities. The following tables detail the Company's secured credit facilities ($ in thousands):

	September 30, 2026
	Borrowings			Collateral Pledged
Collateral Type	Weighted Average Rate(1)	Borrowings	Weighted Average Maturity(2)	Number of Positions Pledged	Collateral(3)	Weighted Average Maturity(4)
Investments in loans and other notes
Wells Fargo Bank, N.A.	5.2%	$404,428	5/22/2031	7	$531,636	5/13/2031
Canadian Imperial Bank of Commerce	5.2%	273,873	3/24/2031	3	354,533	3/19/2031
Barclays Bank PLC	5.4%	242,947	11/30/2030	7	335,609	11/18/2030
Morgan Stanley Bank, N.A.	5.3%	73,734	8/22/2029	12	97,474	9/2/2029
Subtotal	5.3%	994,982	2/5/2031	29	1,319,252	1/26/2031
Investments in debt securities
Société Generale	4.7%	76,928	9/6/2027	29	89,658	4/7/2050
Royal Bank of Canada	4.7%	53,447	8/21/2027	18	63,029	6/28/2039
Morgan Stanley & Co. International plc	4.9%	22,744	2/22/2033	2	22,756	2/22/2033
Citigroup Global Markets Inc.	4.8%	11,200	8/22/2027	6	11,271	7/31/2050
Canadian Imperial Bank of Commerce	4.7%	12,621	7/21/2027	13	14,019	1/29/2053
Subtotal	4.8%	176,940	5/10/2028	68	200,733	7/22/2045
Total	5.2%	$1,171,922	9/7/2030	97	$1,519,985	1/29/2033

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
The Company's secured credit facilities generally permit it to increase or decrease the amount advanced against the pledged collateral in the Company's discretion within certain maximum/minimum amounts and frequency limitations. As of September 30, 2026 and December 31, 2025, there was an aggregate $28.2 million and $88.1 million, respectively, available to be drawn at the Company's discretion under the Company's secured credit facilities.
Certain of the Company's agreements require that the Company post collateral in the form of securities or cash. As of September 30, 2026, the Company had posted cash collateral of $6.3 million relating to its secured borrowings.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Asset-Specific Debt
The Company's asset-specific debt is generally in the form of master loan and security agreements and is secured by certain investments in loans and other notes. The following tables detail the Company's asset-specific debt ($ in thousands):

	September 30, 2026
	Borrowings			Collateral Pledged
Collateral Type	Weighted Average Rate(1)	Borrowings	Weighted Average Maturity(2)	Number of Positions Pledged	Collateral(3)	Weighted Average Maturity(4)
Investments in loans and other notes
U.S. Bank, N.A.	5.0%	$154,522	4/9/2031	1	$193,153	4/9/2031
Standard Chartered Bank	5.0%	150,750	11/9/2030	1	201,000	11/9/2030
HSBC Bank USA, N.A.	5.2%	48,812	10/9/2030	1	65,083	10/9/2030
Total	5.0%	$354,084	1/9/2031	3	$459,236	1/9/2031

	December 31, 2025
	Borrowings			Collateral Pledged
Collateral Type	Weighted Average Rate(1)	Borrowings	Weighted Average Maturity(2)	Number of Positions Pledged	Collateral(3)	Weighted Average Maturity(4)
Investments in loans and other notes
Standard Chartered Bank	5.1%	$150,750	11/9/2030	1	$201,000	11/9/2030
HSBC Bank USA, N.A.	5.2%	46,453	10/9/2030	1	61,937	10/9/2030
Total	5.1%	$197,203	11/1/2030	2	$262,937	11/1/2030
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
Unsecured Debt
Revolving Credit Facility
On April 23, 2026, the Company entered into a revolving credit facility (the “Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent (the “Administrative Agent”).
The Revolving Credit Facility provides for borrowings in U.S. dollars in an initial aggregate principal amount of up to $150 million. Borrowings under the Revolving Credit Facility are subject to compliance with a maximum loan to value ratio and a minimum net asset value (“NAV”). The Revolving Credit Facility has an accordion feature, subject to the satisfaction of various conditions, to increase total aggregate commitments under the Revolving Credit Facility to an amount not to exceed the greater of $160 million and 20% of NAV. The Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount of up to $25 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries, including, but not limited to, the funding of acquisitions, investments, capital expenditures and working capital needs. The Revolving Credit Facility will mature on April 23, 2029, subject to customary extension options. As of September 30, 2026, the Company had no borrowings outstanding under the Revolving Credit Facility.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Generally, the Company expects to elect the benchmark option whereby loans under the Revolving Credit Facility will bear interest at the daily simple SOFR rate plus 2.40%. The Company pays an unused fee of 0.35% per annum based on the daily unused amount of the revolving commitments.
Components of Interest Expense
The components of interest expense for the Company's borrowings were as follows ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest incurred on amounts borrowed	$16,318	$4,973	$39,978	$5,463
Amortization of deferred financing costs	855	148	2,146	166
Total interest expense	$17,173	$5,121	$42,124	$5,629
5. DERIVATIVES
The objective of the Company's use of derivative financial instruments is to minimize the risks and/or costs associated with the Company's investments and/or financing transactions. These derivatives may or may not qualify under the hedge accounting requirements of ASC 815, "Derivatives and Hedging." Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks. Refer to Note 2 for additional discussion of derivatives. As of September 30, 2026 and December 31, 2025, the Company has not designated any derivatives as hedges.
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

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following tables detail the Company's outstanding interest rate derivatives ($ in thousands):

	September 30, 2026
Interest Rate Derivatives(1)	Counterparty	Company Receives(2)	Company Pays	Maturity Date	Notional Amount	Fair Value	Unrealized Gain (Loss)(3)
Interest rate swap	Royal Bank of Canada	SOFR	3.7%	7/15/2032	$69,808	$2,037	$2,037
Interest rate swap	Royal Bank of Canada	SOFR	4.0%	8/3/2031	45,000	1,296	1,296
Interest rate swap	Royal Bank of Canada	SOFR	3.4%	4/1/2031	19,200	1,012	1,012
Interest rate swap	Wells Fargo Bank, N.A.	SOFR	4.6%	10/9/2031	58,400	614	614
Interest rate swap	Royal Bank of Canada	SOFR	3.9%	5/4/2036	8,400	565	565
Interest rate swap	Royal Bank of Canada	SOFR	3.8%	7/14/2034	8,500	559	559
Interest rate swap	Royal Bank of Canada	SOFR	3.7%	8/19/2034	7,500	512	512
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/9/2029	14,000	385	385
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/4/2029	12,000	332	332
Interest rate swap	Royal Bank of Canada	SOFR	3.4%	12/10/2030	6,500	313	313
Interest rate swap	Royal Bank of Canada	SOFR	3.6%	6/6/2029	9,000	247	247
Interest rate swap	Royal Bank of Canada	SOFR	3.4%	1/8/2031	4,200	207	207
Interest rate swap	Royal Bank of Canada	SOFR	3.3%	9/8/2027	20,000	200	200
Interest rate swap	Royal Bank of Canada	SOFR	3.3%	10/27/2030	2,500	134	134
Interest rate swap	Royal Bank of Canada	SOFR	3.3%	5/20/2029	3,500	119	119
Interest rate swap	Royal Bank of Canada	SOFR	3.9%	12/16/2027	13,500	99	99
Interest rate swap	Royal Bank of Canada	SOFR	3.7%	5/7/2029	4,000	94	94
Interest rate swap	Royal Bank of Canada	SOFR	3.9%	5/19/2029	3,000	59	59
Interest rate swap	Royal Bank of Canada	SOFR	4.4%	7/29/2041	1,000	58	58
Interest rate swap	Royal Bank of Canada	SOFR	4.4%	8/3/2041	1,000	53	53
Interest rate swap	Royal Bank of Canada	SOFR	3.5%	2/2/2031	1,000	47	47
Interest rate swap	Royal Bank of Canada	SOFR	4.8%	10/1/2033	3,500	(8)	(8)
Interest rate swap	Royal Bank of Canada	SOFR	4.7%	10/1/2028	6,000	(9)	(9)
Interest rate swap	Royal Bank of Canada	SOFR	4.7%	10/1/2030	6,000	(10)	(10)
Interest rate swap	Royal Bank of Canada	SOFR	4.9%	10/1/2040	3,200	(10)	(10)
Interest rate swap	Royal Bank of Canada	SOFR	4.9%	10/1/2038	5,300	(14)	(14)
Total interest rate swaps					$336,008	$8,891	$8,891
(1)For interest rate swap agreements, the Company generally does not make or receive any upfront payments or receipts.
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
(1)For interest rate swap agreements, the Company generally does not make or receive any upfront payments or receipts.
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
The following tables detail the Company's outstanding foreign currency forward contracts (amounts in thousands):

	September 30, 2026
Foreign Currency Derivatives	Counterparty	Currency Purchased		Currency Sold		Settlement Date	Fair Value	Unrealized Gain (Loss)(1)
Foreign currency forward contract	Royal Bank of Canada	USD	75,747	GBP	56,000	10/2/2026	$1,463	$1,463
Foreign currency forward contract	Royal Bank of Canada	USD	2,117	GBP	1,565	12/10/2026	37	37
Foreign currency forward contract	Royal Bank of Canada	USD	2,026	GBP	1,520	10/28/2026	7	7
Foreign currency forward contract	Royal Bank of Canada	USD	330	GBP	245	11/4/2026	5	5
Foreign currency forward contract	Royal Bank of Canada	USD	88	GBP	65	10/28/2026	1	1
Foreign currency forward contract	Royal Bank of Canada	USD	216	EUR	189	10/30/2026	1	1
Total foreign currency forward contracts							$1,514	$1,514
(1)The unrealized gain (loss) represents the life-to-date change in fair value for each foreign currency forward contract.

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
(1)The unrealized gain (loss) represents the life-to-date change in fair value for each foreign currency forward contract.
Financial Statement Impact
The following tables detail the Company's outstanding derivatives ($ in thousands):

	September 30, 2026
	Fair Value of Derivatives in an Asset Position	Fair Value of Derivatives in a Liability Position
Interest rate swap	$8,942	$(51)
Foreign currency forward contract	1,514	—
Total	$10,456	$(51)

	December 31, 2025
	Fair Value of Derivatives in an Asset Position	Fair Value of Derivatives in a Liability Position
Interest rate swap	$26	$(1,312)
Foreign currency forward contract	—	(64)
Total	$26	$(1,376)
The following tables present the effect of the Company's derivative financial instruments on its consolidated statements of operations ($ in thousands):

	For the Three Months Ended September 30, 2026
	Interest Rate Swaps	Foreign Currency Forward Contract	Total
Unrealized gain	$7,170	$787	$7,957
Realized gain (loss)	154	(813)	(659)
Total	$7,324	$(26)	$7,298

	For the Three Months Ended September 30, 2025
	Interest Rate Swaps	Foreign Currency Forward Contract	Total
Unrealized gain (loss)	$(482)	$38	$(444)
Realized gain	316	—	316
Total	$(166)	$38	$(128)

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	For the Nine Months Ended September 30, 2026
	Interest Rate Swaps	Foreign Currency Forward Contract	Total
Unrealized gain	$10,177	$1,578	$11,755
Realized gain (loss)	194	(715)	(521)
Total	$10,371	$863	$11,234

	For the Nine Months Ended September 30, 2025
	Interest Rate Swaps	Foreign Currency Forward Contract	Total
Unrealized gain (loss)	$(1,848)	$38	$(1,810)
Realized gain	311	52	363
Total	$(1,537)	$91	$(1,447)
Credit-Risk Related Contingent Features
The Company has entered into agreements with certain of the Company's derivative counterparties that contain provisions whereby if the Company was to default on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Company may also be declared in default on the Company's derivative obligations. In addition, certain of the Company's agreements with the Company's derivative counterparties require that the Company post collateral to restricted cash accounts when a derivative is in a liability position. As of September 30, 2026, the Company was in a net asset position with the Company's counterparties. Certain derivative positions are, or previously have been, in a net liability position, for which the Company has posted collateral of $2.5 million. As of December 31, 2025, the Company was in a net liability position with the Company's counterparties and had posted collateral of $2.4 million.
6. NET ASSETS
The following tables present transactions in Common Shares ($ in thousands):

	For the Three Months Ended September 30, 2026
	Shares	Amount
Subscriptions	1,229,155	$32,144
Share repurchases	—	—
Net increase	1,229,155	$32,144

	For the Three Months Ended September 30, 2025
	Shares	Amount
Subscriptions	6,864,858	$175,000
Share repurchases	—	—
Net increase	6,864,858	$175,000

	For the Nine Months Ended September 30, 2026
	Shares	Amount
Subscriptions	10,611,100	$277,269
Share repurchases	—	—
Net increase	10,611,100	$277,269

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	For the Nine Months Ended September 30, 2025
	Shares	Amount
Subscriptions	15,660,394	$395,503
Share repurchases	—	—
Net increase	15,660,394	$395,503
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
The following table presents each month-end NAV per share for the Common Shares for the nine months ended September 30, 2026:

For the Months Ended	NAV per Share
January 31, 2026	$26.16
February 28, 2026	$26.15
March 31, 2026	$26.12
April 30, 2026	$26.11
May 31, 2026	$26.14
June 30, 2026	$26.15
July 31, 2026	$26.14
August 31, 2026	$26.17
September 30, 2026	$26.20
The following table presents each month-end NAV per share for the Common Shares for the nine months ended September 30, 2025:

For the Months Ended	NAV per Share
May 31, 2025	$25.09
June 30, 2025	$25.22
July 31, 2025	$25.50
August 31, 2025	$25.61
September 30, 2025	$25.77

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Distributions
The Board authorizes and declares monthly distribution amounts per share of the Company's Common Shares. The following table presents distributions that were declared and payable during the nine months ended September 30, 2026 ($ in thousands, except per share amounts):

Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 30, 2026	January 31, 2026	February 27, 2026	$0.1847	$5,642
February 27, 2026	February 28, 2026	March 27, 2026	0.1853	5,874
March 31, 2026	March 31, 2026	April 27, 2026	0.1852	6,507
April 30, 2026	April 30, 2026	May 27, 2026	0.1850	6,784
May 29, 2026	May 31, 2026	June 29, 2026	0.1849	6,850
June 30, 2026	June 30, 2026	July 27, 2026	0.1852	7,040
July 31, 2026	July 31, 2026	August 27, 2026	0.1852	7,183
August 31, 2026	August 31, 2026	September 28, 2026	0.1961	7,658
September 30, 2026	September 30, 2026	October 27, 2026	0.1963	7,703
Total			$1.6879	$61,241
The following table presents distributions that were declared and payable during the nine months ended September 30, 2025 ($ in thousands, except per share amounts):

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
The following tables present the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares ($ in thousands, except per share amounts):

	For the Nine Months Ended September 30, 2026
Source of Distribution	Per Share	Amount
Net investment income	$1.6879	$61,241
Net realized gains	—	—
Total	$1.6879	$61,241

	For the Nine Months Ended September 30, 2025
Source of Distribution	Per Share	Amount
Net investment income	$0.7328	$7,568
Net realized gains	—	—
Total	$0.7328	$7,568

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Share Repurchase Program
The Company may repurchase its Common Shares at the request of shareholders in accordance with policies as may be adopted by the Board in its sole discretion from time to time, which amount is not expected to be more per quarter than 5% of the NAV of the Company's Common Shares outstanding (either by number of shares or aggregate NAV) as of the most recently completed quarter.
There have been no share repurchases during the nine months ended September 30, 2026. There were no share repurchases during the nine months ended September 30, 2025.
7. FINANCIAL HIGHLIGHTS
The following are the Company's financial highlights ($ in thousands):

	For the Nine Months Ended September 30,
Per Share Data:(1)	2026	2025
Net asset value, beginning of period	$26.07	$25.00
Net investment income	1.80	0.96
Net unrealized and realized gains (losses)	0.02	0.54
Net increase in net assets resulting from operations	1.82	1.50
Distributions from net investment income(2)	(1.69)	(0.73)
Distributions from net realized gains(2)	—	—
Net decrease in net assets from shareholders' distributions	(1.69)	(0.73)
Total increase in net assets	0.13	0.77
Net asset value, end of period	$26.20	$25.77
Shares outstanding, end of period	39,241,533	15,660,394
Total return based on NAV(3)	7.2%	6.1%
Ratios:
Ratio of net expenses to average net assets(4)	6.7%	5.6%
Ratio of net investment income to average net assets(4)	9.4%	9.7%
Portfolio turnover rate	11.9%	11.5%
Supplemental Data:
Net assets, end of period	$1,028,210	$403,534
Asset coverage ratio	167.4%	205.3%
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
(4)For the nine months ended September 30, 2026 and 2025, amounts are annualized except for organizational costs and excise tax, if any. For the nine months ended September 30, 2026 and 2025, the ratio of total operating expenses to average net assets was 7.2% and 9.8%, respectively, on an annualized basis, excluding the effect of expense support/(recoupment).

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
8. FAIR VALUE MEASUREMENTS
Assets and Liabilities Carried at Fair Value
The following tables summarize the fair value hierarchy of the Company's assets and liabilities carried at fair value ($ in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investments in loans and other notes	$—	$—	$2,161,347	$2,161,347
Investments in debt securities	—	335,594	—	335,594
Derivatives	—	10,456	—	10,456
Total	$—	$346,050	$2,161,347	$2,507,397
Liabilities:
Derivatives	$—	$(51)	$—	$(51)
Total	$—	$(51)	$—	$(51)

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investments in loans and other notes	$—	$—	$1,176,561	$1,176,561
Investments in debt securities	—	351,756	—	351,756
Derivatives	—	26	—	26
Total	$—	$351,782	$1,176,561	$1,528,343
Liabilities:
Derivatives	$—	$(1,376)	$—	$(1,376)
Total	$—	$(1,376)	$—	$(1,376)
There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the nine months ended September 30, 2026. The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Investments in Loans and Other Notes	2026	2025	2026	2025
Fair value, beginning of period	$1,701,889	$340,418	$1,176,561	$—
Principal fundings of investments in loans and other notes	461,013	197,662	1,046,072	537,133
Origination and other fees received on investments in loans and other notes	(4,400)	(1,379)	(10,101)	(2,383)
Principal collections from investments in loans and other notes	(644)	(32,856)	(55,465)	(32,913)
Net accretion of discount and amortization of premium on investments	1,632	1,533	6,183	1,582
Foreign currency translation	17	—	(364)	—
Net unrealized gain (loss)	1,840	2,905	(1,539)	4,864
Fair value, end of period	$2,161,347	$508,283	$2,161,347	$508,283

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

	September 30, 2026
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate(1)	Impact to Valuation from an Increase in Input
Assets
Investments in loans and other notes	$2,161,347	Yield method	Market yield	6.9%	Decrease
(1)The significant unobservable input used in the valuation of the Company's investments in loans and other notes is the market yield, which ranged from 5.8% to 13.0%.

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
Financial Instruments Not Carried at Fair Value
The following tables present the book value, face amount, and fair value of the Company's financial assets and liabilities not recorded at fair value ($ in thousands):

	September 30, 2026
	Book Value	Face Amount	Fair Value
Financial assets:
Cash and cash equivalents	$20,946	$20,946	$20,946
Restricted cash	8,817	8,817	8,817
Financial liabilities:
Secured debt, net	1,523,807	1,526,006	1,526,006

	December 31, 2025
	Book Value	Face Amount	Fair Value
Financial assets:
Cash and cash equivalents	$38,330	$38,330	$38,330
Restricted cash	2,415	2,415	2,415
Financial liabilities:
Secured debt, net	817,510	820,128	820,128
Estimates of fair value for cash and cash equivalents, and restricted cash are measured using observable, quoted market prices, or Level 1 inputs. Estimates of fair value for secured debt are based on the rate at which a similar credit facility would currently be priced. The inputs used in determining the fair value of the Company's secured debt are considered Level 3. Refer to Note 2 for further discussion regarding fair value measurement of certain of the Company's assets and liabilities.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
9. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
The Company has entered into an amended and restated investment advisory agreement (the "Investment Advisory Agreement") with the Adviser, pursuant to which the Adviser manages the Company on a day-to-day basis. The Adviser is responsible for determining the composition of the Company's portfolio, identifying and performing due diligence on potential investments, making investment decisions for the Company, monitoring the Company's investments on an ongoing basis, and determining and executing the Company's financing and hedging strategies.
The Adviser's services under the Investment Advisory Agreement are not exclusive. It is free to furnish similar services to other entities and it intends to do so, so long as its services to the Company are not impaired. Pursuant to the Investment Advisory Agreement, the Adviser does not charge any advisory fees to the Company.
Administration Agreement
The Company has entered into an amended and restated administration agreement (the "Administration Agreement") with Blackstone Real Estate Special Situations Advisors L.L.C. (the "Administrator"). Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring, preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of the Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment, and office services.
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
During the three months ended September 30, 2026 and 2025, the Company incurred administrative service expenses of $0.3 million and $0.1 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company incurred administrative service expenses of $0.7 million and $0.2 million, respectively.
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
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents a summary of the expense payments and related reimbursement payments since the Company's commencement of operations ($ in thousands):

For the Month Ended	Expense Payments by Adviser	Reimbursement to Adviser	Unreimbursed Expense Payments
From commencement to December 31, 2025	$7,049	$—	$7,049
January 31, 2026	383	—	383
February 28, 2026	395	—	395
March 31, 2026	630	—	630
April 30, 2026	413	—	413
May 31, 2026	245	—	245
June 30, 2026	1,501	—	1,501
July 31, 2026	295	—	295
August 31, 2026	30	—	30
September 30, 2026	131	—	131
Total	$11,072	$—	$11,072
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
Affiliate Services
The Company has engaged certain portfolio companies owned by Blackstone-advised investment vehicles, to provide, as applicable, management services, operations services, and corporate support services. The following table details the amounts incurred for affiliate service providers ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revantage Corporate Services, LLC(1)	$1	$1	$4	$1
BRIO Real Estate, L.L.C.(2)	908	151	1,985	171
Total	$909	$152	$1,989	$172
(1)Revantage Corporate Services, LLC is a portfolio company owned by Blackstone-advised investment vehicles that provides, as applicable, corporate support services, operational services, and management services. These services are provided on an allocated cost basis.
(2)BRIO Real Estate, L.L.C. is a portfolio company owned by Blackstone-advised investment vehicles that provides, as applicable, corporate support services, operational services, and management services. These services are provided on an allocated cost basis.
Other Transactions
For the three months ended September 30, 2026, the Company closed on $198.3 million of commitments across three new loans and other notes and one modification of an existing loan to unaffiliated third parties in which other Blackstone-advised investment vehicles also invested at the same level of the capital structure on a pari passu basis.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
During the three months ended September 30, 2026, another Blackstone-advised investment vehicle closed on the purchase of CBREIM Logistics Portfolio from an unaffiliated third party for which the Company already invests at the same level of the capital structure on a pari passu basis.
For the three months ended September 30, 2025, the Company closed on $111.8 million of commitments across two new loans to unaffiliated third parties in which other Blackstone-advised investment vehicles also invested at the same level of the capital structure on a pari passu basis.
As of September 30, 2026, the Company held $1.5 billion of commitments across nineteen loans and other notes to unaffiliated third parties in which other Blackstone-advised investment vehicles also invested at the same level of the capital structure on a pari passu basis.
As of December 31, 2025, the Company held $823.6 million of commitments across eleven loans to unaffiliated third parties in which other Blackstone-advised investment vehicles also invested at the same level of the capital structure on a pari passu basis.
As of September 30, 2026, the Company owned investments in debt securities issued by affiliates of other Blackstone-advised vehicles with a total fair value of $2.6 million.
As of December 31, 2025, the Company owned investments in debt securities issued by affiliates of other Blackstone-advised vehicles with a total fair value of $21.0 million.
10. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments Under Investments in Loans and Other Notes
As of September 30, 2026, the Company had aggregate unfunded commitments of $96.0 million across fifteen loans and other notes, and $67.1 million of committed or identified financings for those commitments, resulting in net unfunded commitments of $28.9 million. As of December 31, 2025, the Company had aggregate unfunded commitments of $55.9 million across ten loans and other notes, and $21.4 million of committed or identified financings for those commitments, resulting in net unfunded commitments of $34.5 million.
The unfunded commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. The Company's funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing the Company's loans and other notes. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. The Company expects to fund the Company's unfunded commitments over the remaining term of the related loans and other notes, which had a weighted-average future funding period of 2.7 years and 3.6 years as of September 30, 2026 and December 31, 2025, respectively.
Expense Support and Conditional Reimbursement Agreement
As of September 30, 2026, pursuant to the Expense Agreement, the Adviser paid $11.1 million of the Company's expenses on its behalf. Refer to Note 9 for further discussion of the Expense Agreement.
Principal Debt Repayments
The Company's contractual principal debt repayments as of September 30, 2026 were as follows ($ in thousands):

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Year	Secured Credit Facilities(1)	Asset-Specific Debt(1)	Total
2026 (remaining)	$799	$—	$799
2027	172,640	—	172,640
2028	—	—	—
2029	2,427	—	2,427
2030	422,780	199,562	622,342
Thereafter	573,276	154,522	727,798
Total obligation	$1,171,922	$354,084	$1,526,006
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
Guaranty Agreement
During the nine months ended September 30, 2026, the Company entered into an agreement with another Blackstone-advised investment vehicle to fund its pro rata share of any payments required under a guaranty agreement with a lending institution. The guaranty relates to a revolving credit facility with a portfolio company that provides services to the Company, and the Company's participation reflects its share of the associated costs based on services rendered. As of September 30, 2026, the Company’s maximum potential obligation under the arrangement was $0.2 million. No events through the date of these consolidated financial statements required performance under the guaranty, and no liability was recorded as of September 30, 2026.
11. SEGMENT REPORTING
Operating segments are defined as components of a business that can earn revenues and incur expenses for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker ("CODM"). The Company's CODM is its Chief Executive Officer, who decides how to allocate resources and assess performance. A single management team reports to the CODM, who manages the entire business. The Company has determined that it operates as a single reportable segment that derives revenues primarily from investing in private real estate credit investments.
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
12. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2026, except as discussed below.
October Subscriptions and Distribution Declaration
The Company received $2.7 million of net proceeds relating to the issuance of Common Shares for subscriptions effective October 1, 2026.
On October 31, 2026, the Company's Board declared net distributions of $0.1965 per Common Share, which is payable on or about November 27, 2026, to shareholders of record as of October 31, 2026.
November Subscriptions
The Company received $10.2 million of net proceeds relating to the issuance of Common Shares for subscriptions effective November 1, 2026.

Blackstone Private Real Estate Credit and Income Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Amendment No. 1 to Master Repurchase Agreement and Securities Contract
On November 6, 2026, a special-purpose wholly-owned subsidiary (the “Seller”) of the Company entered into Amendment No. 1 to Master Repurchase Agreement and Securities Contract (the “Amendment”) with Wells Fargo Bank, N.A. as buyer (the “Buyer”), which amended the Master Repurchase Agreement and Securities Contract, dated as of November 7, 2025, as amended by the Amendment (the “Repurchase Agreement”).
The Amendment provides for additional advances of up to $300 million such that the Repurchase Agreement provides for advances of up to $800 million in the aggregate, available to be drawn by the Seller in U.S. Dollars. The Repurchase Agreement has a funding period continuing through November 8, 2027, during which new advances can be made (the “Availability Period”). The Availability Period may be extended for additional one-year terms at the Buyer's discretion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to "Blackstone Private Real Estate Credit and Income Fund," "Company," "BREC," "we," "us," or "our" refer to Blackstone Private Real Estate Credit and Income Fund and its subsidiaries unless the context specifically requires otherwise. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2026. In addition to historical data, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which reflect the Company's current views with respect to, among other things, its business, operations and financial performance. Words such as "anticipates," "expects," "intends," "plans," "will," "may," "continues," "believes," "seeks," "estimates," "would," "could," "should," "targets," "projects," "outlook," "potential," "predicts" and variations of these words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to various risks, uncertainties and assumptions. The Company's actual results or outcomes may differ materially from those in this discussion and analysis as a result of various factors, including but not limited to those discussed in "Risk Factors" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, as updated from time to time by the Company's periodic filings with the SEC. The nine months ended September 30, 2025 represents the period from May 1, 2025 (commencement of operations) to September 30, 2025.
Overview
Blackstone Private Real Estate Credit and Income Fund ("BREC" or the "Company") is a Delaware statutory trust formed on October 14, 2024. The Company was formed to originate, acquire, finance and manage a portfolio consisting of a broad range of real estate-related investments in or relating to private and public debt, equity or other interests on a global basis, with a primary focus in the U.S. The Company may invest in, or originate, real estate-related debt and equity securities, including senior loans, mezzanine loans, subordinated debt, mortgage-backed securities ("MBS"), B-notes, credit-linked notes, and collateralized loan obligations ("CLOs"). The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company is externally managed by Blackstone Real Estate Special Situations Advisors L.L.C. (the "Adviser"), a subsidiary of Blackstone Inc. ("Blackstone"), and intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). The nine months ended September 30, 2025 represents the period from May 1, 2025 (commencement of operations) to September 30, 2025.
Performance
The following table details the Company's total return:

September 30, 2026
Year-to-date total return(1)(2)	7.2%
Inception-to-date total return(1)(3)	12.0%
(1)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested) divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any.
(2)Return is not annualized.
(3)Return is calculated from May 1, 2025 (commencement of operations) through September 30, 2026, and is annualized.

Portfolio Overview
During the three months ended September 30, 2026, the Company originated or purchased $482.6 million of loans and other notes and received loan repayments of $0.6 million. In addition, the Company acquired $84.3 million of investments in debt securities and sold or received principal payments of $59.6 million from such investments. The Company generated net investment income of $23.3 million during the three months ended September 30, 2026.
The following tables detail the composition of the Company's investments ($ in thousands):

	September 30, 2026
Type	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Outstanding Principal Balance(3)	Fair Value
Investments in loans and other notes
Senior loans	32	6.2%	2/19/2031	$1,789,430	$1,778,488
Mezzanine loans and B-notes	9	9.3%	12/23/2030	308,575	308,575
Credit-linked notes	1	10.8%	10/30/2037	74,284	74,284
Subtotal	42	6.8%	5/6/2031	2,172,289	2,161,347
Investments in debt securities
CMBS	40	7.2%	2/15/2047	329,569	238,428
RMBS	27	7.4%	1/30/2065	49,546	48,646
Term loans	2	6.8%	2/22/2033	22,772	22,755
Corporate debt	11	6.9%	7/8/2035	15,976	15,400
Interest-only securities	7	2.9%	10/21/2062	75,612	10,365
Subtotal	87	7.0%	9/24/2048	493,475	335,594
Total investments	129	6.8%	9/5/2033	$2,665,764	$2,496,941

	December 31, 2025
Type	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Outstanding Principal Balance(3)	Fair Value
Investments in loans and other notes
Senior loans	25	6.3%	9/25/2030	$941,847	$936,361
Mezzanine loans	7	8.7%	12/5/2030	240,200	240,200
Subtotal	32	6.8%	10/10/2030	1,182,047	1,176,561
Investments in debt securities
CMBS	43	6.7%	9/20/2043	322,401	269,324
RMBS	24	7.8%	3/31/2062	51,953	52,328
Corporate debt	5	6.5%	5/2/2031	17,711	17,672
Interest-only securities	4	2.6%	6/27/2062	48,556	6,821
CLO	3	7.0%	5/2/2037	4,326	4,324
Term loans	1	7.4%	6/27/2031	1,281	1,287
Subtotal	80	6.8%	2/3/2046	446,228	351,756
Total investments	112	6.8%	4/20/2034	$1,628,275	$1,528,317
(1)For variable rate investments, which bear interest at a rate that is determined by reference to a benchmark index rate, primarily one‑month term Secured Overnight Financing Rate ("SOFR"), the interest rate includes SOFR and other index rates, as applicable, in effect for each investment as of September 30, 2026 and December 31, 2025. In certain cases, the interest rate is reflective of interest rate floors.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument for investments in loans and other notes or rated final distribution date for investments in debt securities; however, investments may be repaid before such date.
(3)For interest-only securities, the outstanding principal balance represents the notional amount of such securities.

The following charts detail the sector types and the geographic location of properties securing the Company's investments in loans and other notes and debt securities, as of September 30, 2026:
Sector Diversification (1)(2)(3)
Geographic Diversification (1)(2)(3)
(1)Allocation determined based on the fair market value of the Company's investments in loans and other notes and investments in debt securities.
(2)Assets with multiple components are proportioned into the relevant geographic region or collateral type based on the allocated value of each underlying collateral asset.
(3)Sectors and geographic locations that represent less than 1% of fair market value are excluded from the charts.
Portfolio Financing
The following table details the Company's secured debt ($ in thousands):

	September 30, 2026	December 31, 2025
Secured credit facilities	$1,171,922	$622,925
Asset-specific debt	354,084	197,203
Total secured debt	1,526,006	820,128
Deferred financing costs(1)	(2,199)	(2,618)
Net book value of secured debt	$1,523,807	$817,510
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

Secured Credit Facilities
The Company's secured credit facilities are generally in the form of master repurchase agreements and secured by certain of its investments in loans and other notes and debt securities. The following table details the Company's secured credit facilities ($ in thousands):

	September 30, 2026
	Borrowings			Collateral Pledged
Collateral Type	Weighted Average Rate(1)	Borrowings	Weighted Average Maturity(2)	Number of Positions Pledged	Collateral(3)	Weighted Average Maturity(4)
Investments in loans and other notes
Wells Fargo Bank, N.A.	5.2%	$404,428	5/22/2031	7	$531,636	5/13/2031
Canadian Imperial Bank of Commerce	5.2%	273,873	3/24/2031	3	354,533	3/19/2031
Barclays Bank PLC	5.4%	242,947	11/30/2030	7	335,609	11/18/2030
Morgan Stanley Bank, N.A.	5.3%	73,734	8/22/2029	12	97,474	9/2/2029
Subtotal	5.3%	994,982	2/5/2031	29	1,319,252	1/26/2031
Investments in debt securities
Société Generale	4.7%	76,928	9/6/2027	29	89,658	4/7/2050
Royal Bank of Canada	4.7%	53,447	8/21/2027	18	63,029	6/28/2039
Morgan Stanley & Co. International plc	4.9%	22,744	2/22/2033	2	22,756	2/22/2033
Citigroup Global Markets Inc.	4.8%	11,200	8/22/2027	6	11,271	7/31/2050
Canadian Imperial Bank of Commerce	4.7%	12,621	7/21/2027	13	14,019	1/29/2053
Subtotal	4.8%	176,940	5/10/2028	68	200,733	7/22/2045
Total	5.2%	$1,171,922	9/7/2030	97	$1,519,985	1/29/2033
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
Asset-Specific Debt
The Company's asset-specific debt is generally in the form of master loan and security agreements and is secured by certain investments in loans and other notes. The following table details the Company's asset-specific debt ($ in thousands):

	September 30, 2026
	Borrowings			Collateral Pledged
Collateral Type	Weighted Average Rate(1)	Borrowings	Weighted Average Maturity(2)	Number of Positions Pledged	Collateral(3)	Weighted Average Maturity(4)
Investments in loans and other notes
U.S. Bank, N.A.	5.0%	$154,522	4/9/2031	1	$193,153	4/9/2031
Standard Chartered Bank	5.0%	150,750	11/9/2030	1	201,000	11/9/2030
HSBC Bank USA, N.A.	5.2%	48,812	10/9/2030	1	65,083	10/9/2030
Total	5.0%	$354,084	1/9/2031	3	$459,236	1/9/2031
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
Results of Operations
The following table presents the Company's consolidated results of operations for the three months ended September 30, 2026 and June 30, 2026 ($ in thousands):

	Three Months Ended		Change
	September 30, 2026	June 30, 2026	$
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$42,525	$38,319	$4,206
Total investment income	42,525	38,319	4,206
Expenses:
Interest expense	17,173	14,141	3,032
Other general and administrative	2,375	2,418	(43)
Organizational costs	9	1,105	(1,096)
Amortization of continuous offering costs	30	97	(67)
Total expenses	19,587	17,761	1,826
Expense support	(456)	(2,159)	1,703
Net expenses	19,131	15,602	3,529
Net investment income before tax expense	23,394	22,717	677
Excise tax expense	60	105	(45)
Net investment income after tax expense	23,334	22,612	722
Realized and unrealized gain (loss):
Unrealized gain (loss):
Non-controlled/non-affiliated investments	(5,602)	(2,659)	(2,943)
Derivative instruments	7,957	1,309	6,648
Foreign currency transactions	(77)	316	(393)
Net unrealized gain (loss)	2,278	(1,034)	3,312
Realized gain (loss):
Non-controlled/non-affiliated investments	(460)	154	(614)
Derivative instruments	(659)	219	(878)
Foreign currency transactions	98	(69)	167
Net realized gain (loss)	(1,021)	304	(1,325)
Net realized and unrealized gain (loss)	1,257	(730)	1,987
Net increase in net assets resulting from operations	$24,591	$21,882	$2,709
Investment Income
Total investment income increased $4.2 million during the three months ended September 30, 2026, compared to the three months ended June 30, 2026. The increase was primarily driven by a $1.9 million increase in interest income earned on the Company’s loan and other notes portfolio, reflecting growth in the average balance of the portfolio from $1.7 billion for the three months ended June 30, 2026 to $1.9 billion for the three months ended September 30, 2026. This increase was also driven by an increase of $2.3 million in interest income earned on the Company's debt securities portfolio, primarily due to an increase in the average balance of the portfolio from $287.5 million for the three months ended June 30, 2026, to $355.7 million for the three months ended September 30, 2026.
Net Expenses
Interest expense increased by $3.0 million during the three months ended September 30, 2026, compared to the three months ended June 30, 2026. The increase was primarily driven by growth in the Company’s average borrowing balance, which increased from $1.1 billion for the three months ended June 30, 2026 to $1.3 billion for the three months ended September 30, 2026.

The increase in interest expense was partially offset by a decrease of $1.1 million in organizational costs and lower amortization of deferred offering costs of $0.1 million.
However, net expenses increased further due to a $1.7 million decrease in expense support received under the Expense Agreement. Refer to Note 9 of the Company's consolidated financial statements for additional details of the Expense Agreement.
Net Unrealized Gain (Loss)
Net unrealized gain was $2.3 million for the three months ended September 30, 2026, compared to net unrealized loss of $1.0 million for the three months ended June 30, 2026. The increase was primarily attributable to a $6.6 million increase in unrealized gains on derivative instruments, partially offset by a $2.9 million decrease in unrealized gains on non-controlled/non-affiliated investments and a $0.4 million unfavorable change in unrealized gain on foreign currency transactions.
Net Realized Gain (Loss)
Net realized loss was $1.0 million during the three months ended September 30, 2026, compared to a net realized gain of $0.3 million during the three months ended June 30, 2026. The decrease was primarily driven by a $0.6 million decline in realized gains on non-controlled/non-affiliated investments and a $0.9 million increase in realized losses on derivative instruments, partially offset by a $0.2 million favorable change in realized gain on foreign currency transactions.
The following table presents the Company's consolidated results of operations for the nine months ended September 30, 2026 and 2025 ($ in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	$
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$111,764	$16,348	$95,416
Total investment income	111,764	16,348	95,416
Expenses:
Interest expense	42,124	5,629	36,495
Other general and administrative	6,636	3,467	3,169
Organizational costs	1,114	2,277	(1,163)
Amortization of continuous offering costs	328	304	24
Total expenses	50,202	11,677	38,525
Expense support	(4,023)	(5,731)	1,708
Net expenses	46,179	5,946	40,233
Net investment income before tax expense	65,585	10,402	55,183
Excise tax expense	321	134	187
Net investment income after tax expense	65,264	10,268	54,996
Realized and unrealized gain (loss):
Unrealized gain (loss):
Non-controlled/non-affiliated investments	(10,345)	6,610	(16,955)
Derivative instruments	11,755	(1,810)	13,565
Foreign currency transactions	(938)	(210)	(728)
Net unrealized gain (loss)	472	4,590	(4,118)
Realized gain (loss):
Non-controlled/non-affiliated investments	611	260	351
Derivative instruments	(521)	363	(884)
Foreign currency transactions	(9)	118	(127)
Net realized gain (loss)	81	741	(660)
Net realized and unrealized gain (loss)	553	5,331	(4,778)
Net increase in net assets resulting from operations	$65,817	$15,599	$50,218

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
Investment Income
Total investment income increased by $95.4 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily driven by growth in the Company’s investment portfolio following the commencement of operations on May 1, 2025, resulting in significantly higher interest income earned on non-controlled/non-affiliated investments period over period.
Net Expenses
Net expenses increased by $40.2 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily driven by a $36.5 million increase in interest expense resulting from higher average borrowings used to finance portfolio growth following the commencement of operations in May 2025. Additionally, other general and administrative expenses increased by $3.2 million due to the continued growth of the Company’s operations. A decrease in organizational costs of $1.2 million partially offset the increases in net expenses period over period.
However, net expenses increased further due to a $1.7 million decrease in expense support received under the Expense Agreement. Refer to Note 9 of the Company's consolidated financial statements for additional details of the Expense Agreement.
Net Unrealized Gain (Loss)
Net unrealized gain was $0.5 million for the nine months ended September 30, 2026, compared to net unrealized gain of $4.6 million for the nine months ended September 30, 2025. The change was primarily driven by unrealized losses of $10.3 million on non-controlled/non-affiliated investments during the nine months ended September 30, 2026, compared to unrealized gains of $6.6 million during the nine months ended September 30, 2025, representing a $17.0 million period-over-period change. Additionally, the Company recorded a $0.9 million unrealized loss related to foreign currency transactions for the nine months ended September 30, 2026. These changes were partially offset by a $13.6 million favorable change in unrealized gains on derivative instruments.
Net Realized Gain (Loss)
Net realized gain was $0.1 million during the nine months ended September 30, 2026, compared to net realized gain of $0.7 million during the nine months ended September 30, 2025. The decrease was driven by an increase in realized losses on derivative instruments of $0.9 million and foreign currency transactions of $0.1 million, partially offset by a $0.4 million increase in realized gains on non-controlled/non-affiliated investments.
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
For the three and nine months ended September 30, 2026, the Company incurred an excise tax of $0.1 million and $0.3 million, respectively. For both the three and nine months ended September 30, 2025, the Company incurred an excise tax of $0.1 million.

Liquidity and Capital Resources
Capitalization
The Company has capitalized its business to date primarily through the issuance and sale of its common shares of beneficial interest ("Common Shares") and secured debt. As of September 30, 2026 and December 31, 2025, the Company's capitalization structure included $1.0 billion and $746.4 million of net asset value, respectively, and $1.5 billion and $820.1 million of secured debt, respectively. Refer to Notes 4 and 6 to the Company's consolidated financial statements for additional details regarding its secured debt and net asset value.
The following table presents the Company's debt-to-equity ratio:

	September 30, 2026	December 31, 2025
Debt-to-equity ratios(1)	1.5x	1.0x
(1)Represents the ratio of (i) total outstanding secured debt, less cash, to (ii) total net asset value. The debt amounts included in the calculation above use gross outstanding principal balances, excluding any unamortized deferred financing costs and discounts.
In accordance with the 1940 Act, with certain limited exceptions, the Company is allowed to incur borrowings, issue debt securities or issue preferred stock, only if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2026 and December 31, 2025, the Company had an aggregate principal amount of $1.5 billion and $820.1 million of debt outstanding and its asset coverage ratio was 167% and 191%, respectively.
Sources of Liquidity
The Company's primary sources of liquidity include cash and cash equivalents, available borrowings under its secured debt, net receivables from servicers related to loan and other note repayments, and unsecured revolving credit facilities, which are set forth in the following table ($ in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$20,946	$38,330
Available borrowings under secured debt	28,230	88,030
Loan and other note principal payments held by servicer, net(1)	81	816
Unsecured revolving credit facility(2)	150,000	—
Total	$199,257	$127,176
(1)Represents loan and other note principal payments held by third-party servicers as of the consolidated statements of assets and liabilities date that were remitted to the Company during the subsequent remittance cycle, net of the related secured debt balance.
(2)Represents the amount available to be drawn at the Company's discretion under its revolving credit facility.
The Company generates cash primarily from the proceeds of its continuous offering of Common Shares, proceeds from net borrowings under secured debt agreements, net income earned, and principal repayments of its investments in loans and other notes and debt securities. In addition, the Company held $422.9 million of unencumbered investments that could serve as collateral for additional borrowings as of September 30, 2026, which could represent additional liquidity.
Uses of Liquidity
The primary uses of the Company's liquidity are for (i) making investments, (ii) debt service, repayments, and other financing costs, (iii) repurchases of Common Shares, (iv) cash distributions to holders of Common Shares, and (v) general corporate operating costs. The Company's aggregate liquidity of $199.3 million as of September 30, 2026, proceeds from new financing arrangements, and the continuous offering of Common Shares are expected to be sufficient for the Company's investing activities and operations in the near term.

As of September 30, 2026, the Company had aggregate unfunded commitments of $96.0 million across fifteen loans and other notes, and $67.1 million of committed or identified financings for those commitments, resulting in net unfunded commitments of $28.9 million. The unfunded loan commitments generally comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. Loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing the Company's loans and other notes. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. The Company expects to fund its loan commitments over the remaining term of the related loans and other notes, which have a weighted-average future funding period of 2.7 years.
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
The following tables present the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares ($ in thousands, except per share amounts):

	For the Nine Months Ended September 30, 2026
Source of Distribution	Per Share	Amount
Net investment income	$1.6879	$61,241
Net realized gains	—	—
Total	$1.6879	$61,241

	For the Nine Months Ended September 30, 2025
Source of Distribution	Per Share	Amount
Net investment income	$0.7328	$7,568
Net realized gains	—	—
Total	$0.7328	$7,568
Contractual Obligations and Commitments
The Company's contractual obligations and commitments as of September 30, 2026 were as follows ($ in thousands):

	Payment Timing
	Total Obligation	Less than 1 Year(1)	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded private loan commitments(2)	$96,002	$3,531	$53,743	$38,728	$—
Principal repayments under secured debt(3)	1,526,006	173,439	—	1,258,313	94,254
Interest payments(4)	318,763	72,586	144,087	100,413	1,677
Total	$1,940,771	$249,556	$197,830	$1,397,454	$95,931
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
(4)Represents interest payments on the Company's secured debt. Future interest payment obligations are estimated assuming the interest rates in effect as of September 30, 2026 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.
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
Cash Flows
The following table provides a breakdown of the net change in the Company's cash and cash equivalents ($ in thousands):

	For the Nine Months Ended September 30,		Change
	2026	2025	$
Cash flows used in operating activities	$(932,554)	$(752,651)	$(179,903)
Cash flows provided by financing activities	922,097	775,335	146,762
Net increase (decrease) in cash and cash equivalents, and restricted cash	$(10,457)	$22,684	$(33,141)
The Company experienced a decrease in cash and cash equivalents of $33.1 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. During the nine months ended September 30, 2026, the Company (i) borrowed a net $706.1 million under secured debt agreements and (ii) received proceeds of $277.3 million from the sale of Common Shares. Additionally, during the nine months ended September 30, 2026, the Company (i) funded $1.0 billion of loans and other notes and (ii) acquired $263.9 million of debt securities. During the nine months ended September 30, 2025, the Company (i) borrowed a net $384.7 million under secured debt agreements and (ii) received proceeds of $395.5 million from the sale of Common Shares. Additionally, during the nine months ended September 30, 2025, the Company (i) funded $537.1 million of loans and (ii) acquired $320.4 million of debt securities.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Investment Portfolio Net Interest Income
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of market interest rates. The Company funds portions of investments with borrowings, and at such time, net investment income will be affected by the difference between the rate at which the Company invests and the rate at which the Company borrows. Accordingly, the Company cannot assure shareholders that a significant change in market interest rates will not have a material adverse effect on net investment income.
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
As of September 30, 2026, 79% of the Company's aggregate loans and other notes and debt securities by fair market value earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to changing interest rates, subject to the impact of interest rate floors on certain investments and derivatives used by the Company.

The following table projects the impact on the Company's interest income and expense for the twelve-month period following September 30, 2026, of an increase or decrease in the various floating-rate indices referenced by its portfolio inclusive of the impact of derivatives, assuming no change in credit spreads, portfolio composition, or asset performance, relative to the average indices during the three months ended September 30, 2026 ($ in thousands):

	Interest Rate Sensitivity as of September 30, 2026
	Increase in Rates		Decrease in Rates
Collateral Type	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Floating rate assets	$9,925	$19,858	$(9,892)	$(18,814)
Floating rate liabilities	(7,630)	(15,260)	7,630	15,260
Derivatives(1)	1,680	3,360	(1,680)	(3,360)
Net exposure	$3,975	$7,958	$(3,942)	$(6,914)
(1)Reflects the incremental amounts of net interest the Company would pay or receive under its outstanding interest rate derivative contracts as of September 30, 2026.
Investment Portfolio Value
As of September 30, 2026, 21% of the Company's aggregate loans and other notes and debt securities by fair market value earned a fixed rate of interest, so the value of such investments is impacted by changes in market interest rates. In certain cases, the Company has entered into interest rate swaps or other derivative contracts to mitigate the impact of changes in market interest rates on its net asset value.
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
Credit Risk
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

Capital Market Risk
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Refer to the Company's Current Reports on Form 8-K filed with the SEC on July 24, 2026, August 24, 2026, and September 24, 2026 for information about unregistered sales of its equity securities during the quarter.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Amendment No. 1 to Master Repurchase Agreement and Securities Contract

On November 6, 2026, a special-purpose wholly-owned subsidiary (the “Seller”) of the Company entered into Amendment No. 1 to Master Repurchase Agreement and Securities Contract (the “Amendment”) with Wells Fargo Bank, N.A. as buyer (the “Buyer”), which amended the Master Repurchase Agreement and Securities Contract, dated as of November 7, 2025, as amended by the Amendment (the “Repurchase Agreement”).
The Amendment provides for additional advances of up to $300 million such that the Repurchase Agreement provides for advances of up to $800 million in the aggregate, available to be drawn by the Seller in U.S. Dollars. The Repurchase Agreement has a funding period continuing through November 8, 2027, during which new advances can be made (the “Availability Period”). The Availability Period may be extended for additional one-year terms at the Buyer's discretion.

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

10.1	First Amendment to Master Repurchase Agreement and Securities Contract, by and between Canadian Imperial Bank of Commerce and RE BDC Loans 3, LLC, dated as of July 29, 2026.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Blackstone Private Real Estate Credit and Income Fund

Date:	November 12, 2026	/s/ Brian Kim
Brian Kim
Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2026	/s/ David Rosen
David Rosen
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)